Form 10QSB
period 2007-03-31
SMOKY MARKET FOODS INC
filed 2007-05-14
CIK 1370544

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________


                            SMOKY MARKET FOODS, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

           NEVADA                    000-52180                   20-4748589
           ------                    ---------                   ----------
(State or other jurisdiction    (Commission File No.)          (IRS Employer
      of incorporation)                                      Identification No.)

                                 804 ESTATES DR.
                                    SUITE 100
                                 APTOS, CA 95003
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

         Issuer's telephone number, including area code: (866) 851-7787


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of May 4, 2007 the issuer had 41,600,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




              SMOKY MARKET FOODS, INC.(A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                      MARCH 31, 2007 AND DECEMBER 31, 2006

                                   SMOKY MARKET FOODS, INC.
                                 (A DEVELOPMENT STAGE COMPANY)

                                        Balance Sheets
                                          (Unaudited)


                                                               MARCH 31,         DECEMBER 31,
                                                                 2007               2006
                                                             -------------      -------------
ASSETS:
Current Assets
     Cash                                                    $      92,362      $     108,120
     Accounts receivable, net of allowance                           1,330              1,877
     Inventory                                                      16,675             13,694
                                                             -------------      -------------

     Total Current Assets                                          110,367            123,691

Property & Equipment, net of accumulated depreciation              176,010            184,163

Other Assets
     Deferred financing costs                                       92,657             96,465
     Intangible asset                                               40,000             40,000
     Deposits                                                        2,683              2,683
                                                             -------------      -------------
     Total Other Assets                                            135,340            139,148
                                                             -------------      -------------

     Total Assets                                            $     421,717      $     447,002
                                                             =============      =============

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
     Accounts payable                                        $     186,315      $     222,473
     Accrued interest                                               27,023             14,460
     Convertible notes                                             619,100            483,600
     Current maturities of capital lease obligations                14,076             13,407
                                                             -------------      -------------

     Total Current Liabilities                                     846,514            733,940

Long-term Liabilities
     Capital lease obligatons, less current maturities              26,987             30,962
                                                             -------------      -------------

     Total Liabilities                                             873,501            764,902
                                                             -------------      -------------

Stockholders' Deficit
     Preferred Stock, par value $.001, 10,000,000 shares
        authorized; no shares issued and outstanding
     Common Stock, par value $.001, 200,000,000 shares              41,600             41,600
        authorized: 41,600,000 issued and outstanding
     Other paid-in capital                                         158,400            158,400
     Warrants issued                                               106,619            106,619
     Deficit accumulated during the development stage             (758,403)          (624,519)
                                                             -------------      -------------
     Total Stockholders' Deficit                                  (451,784)          (317,900)
                                                             -------------      -------------

Total Liabilities and Stockholders' Deficit                  $     421,717      $     447,002
                                                             =============      =============


          The accompanying notes are an integral part of these financial statements.


                                  SMOKY MARKET FOODS, INC.
                               (A DEVELOPMENT STAGE COMPANY)

                                  Statements of Operations
                                        (Unaudited)


                                                       APRIL 18,             APRIL 18,
                                                         2006                  2006
                           THREE-MONTHS ENDED       (INCEPTION) TO         (INCEPTION) TO
                             MARCH 31, 2007        DECEMBER 31, 2006       MARCH 31, 2007
                            -----------------      -----------------      -----------------

Revenue                     $             265      $           3,145      $           3,410

Cost of Goods Sold                          -                  2,878                  2,878
                            -----------------      -----------------      -----------------

Gross Profit                              265                    267                    532

Operating Expenses                    118,902                599,062                717,964
                            -----------------      -----------------      -----------------

Operating Loss                       (118,637)              (598,795)              (717,432)
                            -----------------      -----------------      -----------------

Other Income (Expense)
    Interest Income                       569                      -                    569
    Interest Expense                  (15,816)               (25,724)               (41,540)
                            -----------------      -----------------      -----------------

Other Expense - Net                   (15,247)               (25,724)               (40,971)
                            -----------------      -----------------      -----------------

Net (Loss)                  $        (133,884)     $        (624,519)     $        (758,403)
                            =================      =================      =================

Basic and Diluted
    (Loss) per Share:
    Basic                   $          (0.003)     $          (0.021)     $          (0.023)
                            =================      =================      =================
    Diluted                 $          (0.003)     $          (0.021)     $          (0.023)
                            =================      =================      =================

    Weighted Average
       Number of Shares            41,600,000             30,258,333             33,351,515
                            =================      =================      =================


         The accompanying notes are an integral part of these financial statements.


                                                  SMOKY MARKET FOODS, INC.
                                                (A DEVELOPMENT STAGE COMPANY)

                                             Statements of Stockholders' Deficit
                                                         (Unaudited)


                                                                                                     DEFICIT
                                                                                       ADDITIONAL  ACCUMULATED
                                                     COMMON STOCK           OTHER       PAID-IN     DURING THE
                                                -----------------------    PAID-IN      CAPITAL    DEVELOPMENT      TOTAL
                                                  SHARES        AMOUNT     CAPITAL      WARRANTS      STAGE       (DEFICIT)
                                                ----------   ----------   ----------   ----------   ----------    ----------

BALANCE, APRIL 18, 2006 (INCEPTION)                      -   $        -   $        -   $        -   $        -    $        -

Common shares issued to
   Smoky Systems, LLC, April 2006               40,000,000       40,000            -            -            -        40,000

Common shares issued to
officers/directors, July 2006                      300,000          300       29,700            -            -        30,000

Common shares issued to
supplier, December 2006                             50,000           50        4,950            -            -         5,000

Common shares issued to
financial consultant, December 2006              1,250,000        1,250      123,750            -            -       125,000

Issuance of 1,425,000 stock options to
officers/directors - warrant agreement                   -            -            -      106,619            -       106,619

Net (Loss) for the period 4/18/06 to 12/31/06            -            -            -            -     (624,519)     (624,519)
                                                ----------   ----------   ----------   ----------   ----------    ----------

BALANCE, DECEMBER 31, 2006                      41,600,000       41,600      158,400      106,619     (624,519)     (317,900)

Net (Loss) for the Quarter Ended 3/31/07                 -            -            -            -     (133,884)     (133,884)
                                                ----------   ----------   ----------   ----------   ----------    ----------

BALANCE, MARCH 31, 2007                         41,600,000   $   41,600   $  158,400   $  106,619   $ (758,403)   $ (451,784)
                                                ==========   ==========   ==========   ==========   ==========    ==========


                         The accompanying notes are an integral part of these financial statements.


                                                SMOKY MARKET FOODS, INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                                Statements of Cash Flows
                                                       (Unaudited)


                                                                                    APRIL 18,              APRIL 18,
                                                              THREE-                  2006                   2006
                                                           MONTHS ENDED          (INCEPTION) TO         (INCEPTION) TO
                                                          MARCH 31, 2007        DECEMBER 31, 2006       MARCH 31, 2007
                                                         -----------------      -----------------      -----------------

Operating Activities
     Net (Loss)                                          $        (133,884)     $        (624,519)     $        (758,403)
     Stock-based compensation                                        3,808                168,904                172,712
     Depreciation                                                    8,153                 19,055                 27,208
     Adjustments to reconcile net loss to cash used
     in operating activities:
     (Increase) decrease in accounts receivable                        547                 (1,877)                (1,330)
     (Increase) decrease in inventory                               (2,981)               (13,694)               (16,675)
     Increase (decrease) in accounts payable                       (36,158)               222,473                186,315
     Increase (decrease) in accrued interest                        12,563                 14,460                 27,023
                                                         -----------------      -----------------      -----------------

Net Cash (Used) by Operating Activities                           (147,952)              (215,198)              (363,150)
                                                         -----------------      -----------------      -----------------

Investing Activities
     Purchase of property and equipment                                  -               (151,170)              (151,170)
     Deposits                                                            -                 (2,683)                (2,683)
                                                         -----------------      -----------------      -----------------

Net Cash (Used) by Investing Activities                                  -               (153,853)              (153,853)
                                                         -----------------      -----------------      -----------------

Financing Activities
     Proceeds from issuance of common stock                              -                  1,250                  1,250
     Proceeds from issuance of convertible note                    135,500                483,600                619,100
     Principal payments on capital lease obligations                (3,306)                (7,679)               (10,985)
                                                         -----------------      -----------------      -----------------

Cash Provided by Financing Activities                              132,194                477,171                609,365
                                                         -----------------      -----------------      -----------------

Net Increase (Decrease) in Cash                                    (15,758)               108,120                 92,362

Cash, Beginning of Period                                          108,120                      -                      -
                                                         -----------------      -----------------      -----------------

Cash, End of Period                                      $          92,362      $         108,120      $          92,362
                                                         =================      =================      =================


Supplemental Information:
     Interest Paid                                       $           3,253      $          11,264      $          14,517
     Income Taxes Paid                                   $               -      $               -      $               -
     Intangle Assets Acquired in Exchange
       for Common Stock                                  $               -      $          40,000      $          40,000


                       The accompanying notes are an integral part of these financial statements.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Smoky Market Foods, Inc, (the "Company") is a development stage company that was incorporated on April 18, 2006 under the laws of the State of Nevada.

The Company intends to engage in the development, operation, franchising, and licensing of fast service casual restaurants. The restaurants will feature proprietary menu items and emphasize the preparation of food with high quality ingredients developed under the Smoky Market(TM) brand, as well as unique recipes and special seasonings to provide appealing, tasty and attractive food at competitive prices. Traditional restaurants will feature dine-in, carryout and, possibly in some instances, drive-thru or delivery service. Non-traditional units are expected to include express locations and kiosks which have a more limited menu and operate in non-traditional locations like airports, gasoline service stations, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient. The Company may also engage in other retail or wholesale distribution strategies intended to exploit the Smoky Market brand. As of the balance sheet date, the Company had minimal operations and in accordance with Statements on Financial Accounting Standards No. 7 is considered to be in the development stage.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews those estimates, including those related to allowances for loss contingencies for litigation, income taxes, and projection of future cash flows used to assess the recoverability of long-lived assets.

CASH AND CASH EQUIVALENTS

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company writes off accounts receivable against the bad debt allowance when the Company determines a balance is uncollectible. As of March 31, 2007 and December 31, 2006, management determined that the bad debt allowance balance was appropriately established at $-0-.

INVENTORY

Inventory consists of Smoky Market food items and branded packaging. It is valued at the lower of cost or market using the average cost method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets' estimated economic lives, which range from 3 to 25 years. Property and equipment were as follows as of March 31, 2007:

         Processing Equipment                                $ 104,771
         Smallwares                                              3,765
         Transportation Equipment                               10,077
         Operating Equipment                                    29,512
         Office Equipment                                       27,262
         Software                                               27,831
                                                             ---------
                                                               203,218
         Accumulated depreciation                              (27,208)
                                                             ---------
                                                             $ 176,010
                                                             =========

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value. The carrying value of the Company's long-term debt and capitalized leases approximated their fair value based on the current market conditions for similar debt instruments.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. As of March 31, 2007, management believes that there is no impairment of long-lived assets.

REVENUE RECOGNITION

As of March 31, 2007, the Company was still in the development stage. As such, the only revenue consisted of minimal amounts of ecommerce sales. Such sales are recognized at the time of shipment.

Segment Information

The Company follows Statement of Financial Accounting Standards (SFAS) 131, "Disclosure about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements if it expands operations.

Net (Loss) Per Common Share

The Company follows SFAS 128, "Earnings per Share." Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares, outstanding stock options, and the equivalent number of common shares that would have been outstanding had the convertible debt holders converted their debt instruments to common stock. All potential dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

Stock-Based Compensation

The Company has issued its common shares as compensation to directors, officers, and non-employees ("recipients"). The Company measures the amount of stock-based compensation based on the fair value of the equity instrument issued or the services or goods provided as of the earlier of (1) the date at which an agreement is reached with the recipient as to the number of shares to be issued for performance, or (2) the date at which the recipient's performance is complete.

Income Taxes

     The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

     SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company utilizing the loss carry-forward.

Recent Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material" (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement were effective for the Company beginning with its inception period ended December 31, 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement became effective for the Company beginning with its fiscal year ending December 31, 2006.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)'s implementation challenges for registrants and enhance the information investors receive.

In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

SFAS 155 - `Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140'

This Statement, issued in February 2006, amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

This Statement:

     a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
     b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133
     c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation
     d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
     e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

SFAS 156 - Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140.

This Statement, issued in March 2006, amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

     1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.
     2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
     3. Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.
     4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

     5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has experienced losses since inception which relate mainly to the Company's search for debt and equity financing necessary to carry out its business plan. The Company incurred a net loss of $133,884 for the quarter ended March 31, 2007 and $624,519 for the period of April 18, 2006 (Inception) though December 31, 2006. At March 31, 2007, the Company had a working capital deficit of $736,147. In addition, the Company had no material revenue generating operations since inception.

The Company's ability to continue as a going concern is contingent upon its ability to obtain debt and/or capital financing.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3.  CONVERTIBLE DEBT

The Company has issued a series of convertible promissory notes to individual private investors for a total of $619,100. The notes bear interest at an annual 9% rate and the principal balances including accrued interest are convertible into common stock at the rate of $.10 per share. As of March 31, 2007, $368,600 of the convertible notes that had a December 31, 2006 maturity date are in default, with the remaining $250,500 of convertible notes having a maturity due date of May 31, 2007. The Company expects that holders of the outstanding convertible notes will convert such notes into common stock by May 31, 2007.

NOTE 4.  CAPITAL LEASE OBLIGATIONS

The Company assumed multiple lease transactions in the transaction described in
Note 6. The leases have been capitalized and are reflected as liabilities on the balance sheet.

Future capital lease obligations were as follows at March 31, 2007:

         Minimum lease payments:
           2007                                      $    19,437
           2008                                           25,916
           2009                                           14,321
                                                     -----------
           Total                                          59,674
         Amounts representing interest                    18,611
                                                     -----------
         Present value of minimum lease payments          41,063
         Current portion                                  14,076
                                                     -----------
         Long-term portion                           $    26,987
                                                     ===========

NOTE 5.  CAPITAL STOCK

Common Stock
------------

On April 18, 2006, the State of Nevada authorized the Company to issue a maximum of 200,000,000 shares of the Company's common stock. The assigned par value was $.001. On the same day, the Company issued 40,000,000 common shares to Smoky Systems, LLC, a Nevada LLC and related party, in exchange for certain assets. This transaction is discussed more fully in Note 6 below.

Preferred Stock
---------------

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company's preferred stock at $.001 per share. Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. As of March 31, 2007, no preferred shares had been issued.

STOCK TRANSACTIONS:

In April 2006, the Company issued 40,000,000 shares of its $.001 par value common stock to Smoky Systems, LLC in exchange for services valued at $40,000.

In May 2006, the Company issued 1,300,000 stock options to officers/directors, then another 162,500 in October 2006 in warrant purchase agreements valued at $106,619.

In July 2006, the Company issued 300,000 shares of its $.001 par value common stock to officers/directors of the Company in exchange for services valued at $30,000.

In December 2006, the Company issued 50,000 of its $.001 par value common stock for services valued at $5,000.

In December 2006, the Company issued 1,250,000 of its $.001 par value common stock to a consultant for services valued at $123,750 and cash of $1,250.

NOTE 6.  RELATED PARTY TRANSACTIONS

As discussed in Note 4, the Company issued 40,000,000 shares of common stock to a related party, Smoky Systems, LLC in exchange for a license to certain assets. The license entitles Smoky Market Foods, Inc. to the use of certain assets developed by Smoky Systems, LLC, a related party. The licensed assets include intellectual property such as trademarks, copyrights, telephone numbers, email addresses, marketing collateral and other branded materials that will be utilized by management to exploit the Smoky Market brand.

Management assigned a nominal value of $40,000 to such assets in this related party transaction. The 40,000,000 shares were therefore issued at the $.001 par value per share.

Subsequently in 2006, the Company purchased certain tangible assets from Smoky Systems in a bulk asset purchase. The purchase was consummated at Smoky Systems, LLC's book value.

The transaction is summarized as follows:

        Property and equipment acquired         $   163,628
        Assumed capital lease obligations            52,048
                                                -----------
        Net purchase price                      $   111,580
                                                ===========

NOTE 7.  COMMITMENTS & SUBSEQUENT EVENTS

During 2006, the Company retained the services of a consultant (the "Consultant") who is assisting the company in obtaining debt financing and other corporate finance initiatives. The Consultant was granted 1,250,000 common shares as compensation under the terms of the agreement. The fair value of such shares was reflected as an operating cost in the statement of operations. If certain objectives are met, the consultant will be entitled to an additional $25,000 in compensation. At the option of the Company, the Consultant may be retained in Q4 2007 under a similar compensation structure.

Subsequent to March 31, 2007, the Company:

     1. issued an additional $167,000 in convertible notes in exchange for cash to be used for working capital. The notes had terms similar to those described in Note 3, and
     2. issued 625,000 common shares to individuals as compensation for future services.

The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan. Information relating to options issued through March 31, 2007 under this plan is as follows:

                                                                                  WEIGHTED
                                                  OPTIONS                         AVERAGE
                                                 AVAILABLE       NUMBER OF        EXERCISE
OPTION DISCLOSURES                               FOR GRANT        SHARES           PRICE
                                                -----------     -----------     -----------
Outstanding as of April 18, 2006 (Inception)
  Shares reserved                                 6,500,000               -               -
  Options granted                                (1,462,500)      1,462,500     $      0.10
  Options exercised                                       -               -               -
  Options canceled                                        -               -               -
                                                -----------     -----------     -----------
OUTSTANDING AS OF DECEMBER 31, 2006               5,037,500       1,462,500     $      0.10
  Shares reserved                                         -               -               -
  Options granted                                         -               -               -
  Options exercised                                       -               -               -
  Options canceled                                        -               -               -
                                                -----------     -----------     -----------
OUTSTANDING AS OF MARCH 31, 2007                  5,037,500       1,462,500     $      0.10
                                                ===========     ===========     ===========

The assumptions used in computing fair value of options is as follows:

  Expected stock price volatility                                          75.0%
  Risk-free interest rate                                                   4.7%
  Expected term (years)                                                     7.00
  Weigted-aveage fair value of stock options granted                     $ 0.073

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This section may include projections and other forward-looking statements regarding management's expectations regarding our performance. You should not place undue reliance on such projections and forward looking statements, and, when considering such projections and forward-looking statements, you should keep in mind the risk factors noted throughout this Form 10-QSB. You should also keep in mind that all projections and forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. See the "Risks related to our Business and Operations."

GENERAL BUSINESS MODEL AND EXPANSION

     Our general business model is to commercially produce and market a healthful product line of wood-smoked protein foods including beef, pork, poultry, lamb and fish, and related recipe products that are fully cooked and packaged for convenient preparation by consumers and commercial end-users. We plan to market and sell such food products under the Smoky Market(R) brand through three specific distribution channels of retail operations; i) company-owned restaurants & kiosks, ii) co-brand menu system foodservice, and
iii) Internet sales.

     Company-Owned Restaurants & Kiosks. We plan to roll out Smoky Market Restaurant-Stores (the "Stores"). The Stores will range in size from 1,200 square feet to 3,500 square feet and consist of two building types; modular pre-fabricated buildings that are installed on-site and buildings of leased space in shopping centers or free-standing. The Stores will also be constructed in the form of modular, self-contained kiosks that are approximately 150 square feet for placement inside high-traffic venues. The Stores will feature selections of the smoked foods and recipe dishes for foodservice, and customers will also be able to purchase Smoky Market brand packaged products through refrigerated display merchandisers or buy individual portions through old-style, personalized deli-case service.

     We successfully tested our applications for preparation of our food products in a restaurant located in Los Gatos, California for three months from October through December 2006. Assuming the availability of capital, we plan to acquire/build up to five pilot stores in Northern California and Florida for training purposes. Assuming the success of these initial stores, we plan to begin a rapid expansion of the markets nationwide. We intend to introduce a new form of franchising to grow the chain, which we expect will involve the integration of typical franchise structure with the relationship benefits of a partnership; we are calling it a "Franship." We are exploring all the dynamics of the program at this time, but in general, we expect the Franship program to provide an incentive pay structure and possible equity-based incentives using company equity; however, we expect to retain actual ownership of market locations.

     For inside placement of our modular kiosks, we plan to negotiate rollout agreements with large chains that would include large retail stores, airports, sports arenas, and convenience stores and other venues with high customer traffic counts. The structure of our transactions with prospective venues would involve either our renting space for the kiosk and paying a fixed amount of rent plus a percentage of sales, or licensing usage of the kiosk in which case the venue owner would purchase and operate the kiosk paying us a license fee, and we would also supply our smoked food product for which we would generate profit.

     To launch and grow our chain of Smoky Market foodservice concepts, we plan to engage the professional services of contractors for operating and management functions that include commercial real estate selection, advertising and public relations, personnel and operating systems development and strategic planning. Our plan is to promote and grow in the manner of franchise companies that tap the growing entrepreneurial marketplace of individuals seeking to own their own business. We hope to employ our Franship program in the promotion and recruitment of experienced, assistant level and manager level individuals from the foodservice industry who have the desire to operate their own business, but lack the substantial capital resource requirements to ever acquire their own franchise.

     We believe that we have the potential to expand very rapidly because of the Franship concept and the menu item systemization (i.e. the use of pre-packaged, sliced and cut portions of menu items that are ready to heat and serve), which reduces required kitchen space and the amount of training required for Franship orientation.

     Co-Brand Menu System Foodservice. We have recently determined to seek to enter into relationship in which our food-service products would be sold, under a co-branding relationship, in the stores of complementary food chains. We believe that our marketing plan to forge co-brand foodservice affiliations with selected restaurant chains will be well-received and enable the creation of mutually beneficial relationships. According to our estimates, for each co-branded store, we would be required to supply a complete marketing collateral package of print materials, a menu board, take-out packaging, special ovens with stainless-steel prep station, and an initial opening inventory of menu item product. We estimate that this will cost $30,000 (which investment would be our responsibility). In return, we hope to gain customer exposure for the Smoky Market brand, and generate revenue and profit from our respective portion of the sales of menu system items made by each chain venue host. Because we will pay start up costs associated with the each foodservice station, the host store will not be required to make any investment and have virtually no risk. The chain venue host will enjoy added daily revenue from menu systems sales of a high quality, specialty smoked-meat foodservice system, which is oriented specifically toward increasing dinner time (after 4pm) customer traffic and sales, and catering income potential. We have not entered into any agreements with respect to any co-branding relationships and can provide no assurance that we will locate a suitable chain willing to enter into such agreements on suitable terms.

     Internet Sales. During 2007, we plan to initiate a limited scope of operation to develop Internet marketing operations with selected eCommerce affiliates that are large Internet retail companies with substantial numbers of customer visits and certain consumer goods organizations such as the RV industry (12 million RV members). We will be required to pay varying amounts of fees and commissions to these affiliates in return for ad space on their home pages, with direct links to the Smoky Market Web site for convenient on-line ordering of Smoky Market foods. Direct marketing promotions targeted to the millions of RV users nationwide will expose the brand's quality and convenience to a consumer food buying group with enormous potential.

FOOD PRODUCTION & DISTRIBUTION

     We sublease on a pass-though basis a custom-designed, mid-size smoking oven system from our affiliate, Smoky Systems LLC, which was installed into the facility of Mary Ann's Specialty Foods, Inc. or Specialty Foods, located in Webster City, Iowa. Under the terms of the processing agreement with Specialty Foods, Specialty Foods has agreed to process the smoked meats for our business in return for a processing fee equal to its actual costs of production, including allocable overhead, plus a fixed fee designed to permit Specialty Foods to achieve a net profit of a minimum of $35,000 per month from the operation of two 10-hour shifts of processing for us. The agreement is based upon a single oven capable of producing at least 100,000 pounds of smoked meat per month or more depending upon the production item mix. The term of the agreement is ten years commencing in June 2006, with an option to extend the agreement for an additional 10-year period (subject to early termination in the event of default). Specialty Foods performs administrative functions relative to USDA processing controls and reporting, and is expected to arrange for shipping of our processed foods as we direct.

     We plan to enter into arrangements with co-packing companies to produce our selection of gourmet recipe items including one-dish meals of smoked meat/fish pasta, casseroles, quiches, and pizzas. We plan to have Specialty Foods bulk ship smoked meat and fish ingredients to the co-packers, where the respective menu items will be produced, packaged and shipped to our distribution centers, which we expect will initially be located in northern California and in central Iowa at or near our corporate headquarters. We expect co-packers to provide us with expert assistance for unique menu item development that is consistent with the wholesome and healthful selling feature of Smoky Market brand foods. We do not have written agreements with any co-packing companies but, subject to the availability of financing, expect to be able to enter into suitable arrangements as the need arises.

     For Internet sales by Internet affiliates requiring our fulfillment, we expect to fulfill customer orders from our closest distribution center, or from the facility of a strategic corporate fulfillment partner with whom we could contract for our Internet order fulfillment. There are a number of such contract fulfillment companies available who will agree to fulfill and ship customers order based upon a fee that is variable to either sales, units or pounds.

     For our distribution of our food products and related supplies to our markets and to chain venue hosts of menu system foodservice, we intend to ship product from Specialty Foods to our distribution centers and then from those centers to various foodservice outlets, and/or contract with established foodservice distributors to service our locations. Smoky Market Franship managers will place orders on our dedicated Website, which will transmit the order directly to the appropriate facility for direct delivery of the order.

EMPLOYEES

     Execution of our business plan as set forth above would, we believe, require the hiring of approximately 30 people over the next three years to staff our corporate management team, our regional offices and those responsible for overseeing the process of procuring real estate (fee simple or lease) and arranging for the construction or placements of our Smoky Market outlets, and the hiring of initial management. This number excludes management and staffing at the Smoky Market outlets. The actual number of employees we will hire in the next 12 months depends upon our success in obtaining capital and how rapidly we can expand our operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2007, we had cash and cash equivalents of approximately $92,362, which includes amounts received from the issuance of convertible promissory notes and warrants to purchase common stock issued prior to March 31, 2007. We believe that this cash is sufficient to fund our basic expenses and related financing costs through June 30, 2007. After June 30, 2007, and to finance the launch of Internet and foodservice concept operations, we will be required to raise additional capital, which we expect to raise through the issuance of debt, equity securities and/or warrants. We believe that a minimum of approximately $1.5 million of financing would be required to commence our business plan and begin to generate revenue. We believe that it will require a minimum of $5 million of additional financing in order to execute the expansion phase of our business plan as proposed during 2007. Our need for additional financing in 2007 and beyond will depend upon our ability to expand revenues and operations in accordance with our plan.

     We do not presently have commitments to provide financing. We are in discussions with various potential investors regarding private financings and are evaluating a placement agent-assisted private offering. In light of our absence of revenue and the early stage of development of our business plan, it is uncertain that we will be able to raise significant capital through the sale of our securities, and it is unlikely that we would qualify for commercial debt financing. If we are unable to obtain additional equity financing, we will be forced to significantly curtail our operations and proposed expansion, and our ability to continue as a going concern will be uncertain.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

     Investing in our common stock involves a high degree of risk. You should carefully consider the risks outlined below and all of the other information set forth or incorporated by reference in this Form 10-QSB before purchasing any shares of our common stock. In addition to historical information, the information in this Form 10-QSB contains forward-looking statements about our future business and performance. Our actual operating results and financial performance may be different from what we expect as of the date of this Form 10-QSB. The risks described in this Form 10-QSB represent the risks that management has identified and determined to be material to our company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially harm our business operations and financial condition.

     WE HAVE GENERATED ONLY A NOMINAL AMOUNT OF REVENUE AND MAY BE UNABLE TO GENERATE SIGNIFICANT REVENUE IN THE FUTURE.

     We were incorporated in April 2006 and are in the process of commencing operations. As a result, we have generated only a nominal amount of revenue, and all of our plans are speculative. We may be unable to generate or expand revenue at the rate anticipated. If we do not generate significant revenue in the future, or if costs of expansion and operation exceed revenues, we will not be profitable. We may not ever execute our business plan, generate significant revenue or be profitable.

     THE INEXPERIENCE OF OUR KEY MANAGEMENT, AND OUR LIMITED OPERATING HISTORY AND EVOLVING BUSINESS PLAN, MAKE IT DIFFICULT TO EVALUATE OUR PERFORMANCE AND FORECAST OUR FUTURE.

     We were formed in April 2006. Our key management have experience in the restaurant industry, but do not have experience in Internet retailing, establishing a national food service business (directly or through franchise arrangements) or operating a reporting issuer. Our limited operating history, limited experience, and focus on expanding our business make it difficult to evaluate our ability to generate revenues, manage growth, obtain necessary capital, manage costs, create profits, and generate cash from operations. Specifically, our ability to do the following may be impaired:

     o implement our business plan (which may be based upon faulty assumptions and expectations arising from our limited experience);
     o obtain capital necessary to continue operations and implement our business plan;
     o    comply with SEC rules and regulations and manage market expectations;
     o    differentiate ourselves from our competitors; and
     o    establish a significant retail and restaurant customer base;

     If we fail to successfully manage these risks, we may never expand our business or become profitable and our business may fail.

     WE WILL BE UNABLE TO IMPLEMENT OUR BUSINESS PLAN IF WE CANNOT RAISE SUFFICIENT CAPITAL AND MAY BE REQUIRED TO PAY A HIGH PRICE FOR CAPITAL.

     As of March 31, 2007, we had $92,362 in cash and cash equivalents. We need to obtain a significant amount additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

     o    the availability and cost of capital generally;
     o    our financial results;
     o    the experience and reputation of our management team;
     o market interest, or lack of interest, in our industry and business plan;
     o    our ongoing success, or failure, in executing our business plan;
     o    the amount of our capital needs; and
     o the amount of debt, options, warrants and convertible securities we have outstanding.

     We may be unable to meet our current or future obligations or to adequately exploit existing or future opportunities if we cannot raise sufficient capital. If we are unable to obtain capital for an extended period of time, we may be forced to discontinue operations.

     WE ARE REQUIRED TO MAKE PAYMENTS UNDER OUTSTANDING NOTES IN AMOUNTS EXCEEDING OUR EXISTING CASH AND CASH EQUIVALENTS, WHICH NOTES ARE PAST DUE OR DU IN THE IMMEDIATE FUTURE.

     As of March 31, 2007, we had issued $619,100 of convertible notes payable to fund our initial operations while primary financing could be secured. Of such notes, notes with a principal amount of $368,600 were due on December 31, 2006, and the remainder are due on May 31, 2007. The amounts payable under our outstanding notes in the current fiscal year exceed our current cash and cash equivalents. The holders of such notes have not provided notice of default but have the right to accelerate principal and interest payments and pursue remedies available at law and under governing documents. The exercise and pursuit of such rights could result in our insolvency.

     OUR ACCOUNTANTS HAVE INCLUDED AN EXPLANATORY PARAGRAPH IN OUR FINANCIAL STATEMENTS REGARDING OUR STATUS AS A GOING CONCERN.

     Our audited consolidated financial statements included in this Form SB-2 have been prepared on the assumption that we will continue as a going concern. Our independent registered public accounting firm has stated that it substantially doubts our ability to continue as a going concern in a report dated January 25, 2007. This doubt is based on the fact that we have only recently been formed, have yet to establish profitable operations, need to raise additional capital in order to fund our business plan and have a working capital deficit.

     IF WE FAIL TO DEVELOP OUR BRAND RECOGNITION, OUR ABILITY TO COMPETE IN A HIGHLY FUNGIBLE RESTAURANT MARKET WILL BE IMPAIRED.

     The foodservice industry is intensely competitive with respect to the quality and value of food products service, price, dining experience and location. We compete with major restaurant chains, some of which dominate the industry. Our competitors also include a variety of mid-price, full-service casual-dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food restaurants, as well as supermarkets and convenience stores. Many of our competitors have substantially greater brand recognition, as well as greater financial, marketing, operating and other resources than we have, which may give them competitive advantages. The fast-casual and quick-services restaurant segments are growing rapidly with numerous restaurant chains competing for quality site locations. Suitable locations for our restaurants may be difficult to locate or we may be unable to finance the acquisition of such locations. Our competitors could also make changes to pricing or other marketing strategies which may impact us detrimentally. As our competitors expand operations, we expect competition to intensify. Such competition could harm our financial position and results of operations.

     THE PACKAGED FOOD MARKET IS COMPETITIVE, AND WE MAY BE UNABLE TO SUCCESSFULLY CAPTURE RETAIL CUSTOMERS.

     The market for packaged meat products, and competing packaged products, is highly competitive. We propose to sell packaged meat products over the Internet and at retail locations. We may be unable to differentiate ourselves in the marketplace and compete successfully against existing or future competitors of our business. In order to succeed, we will be required to take customers away from established smoked meat and fish brands and alternative food products sold over the Internet or at retail stores. Our retail products will be sold at higher prices than some of our competitor's products, and consumers may not differentiate the quality of our products or may not be willing to pay higher prices. If we fail to establish customers for our packaged food business, it is unlikely that we will generate significant revenue or become profitable, and in the long run our business will likely fail.

     Any inability to establish new modular restaurants and kiosks will adversely affect our business and financial position.

     Many factors may affect our ability to establish new modular restaurant-markets and kiosks, including:

     o    identification and availability of suitable locations;
     o    competition for modular restaurant sites;
     o    negotiation of favorable lease or purchase arrangements;
     o management of the costs of construction and development of new modular restaurants;
     o securing required governmental approvals and permits and complying with governmental regulations;
     o    recruitment of qualified operating personnel;
     o    labor disputes;
     o    shortages of materials and skilled labor;
     o    environmental concerns; and
     o other increases in costs, any of which could give rise to delays or cost overruns.

     If we are not able to establish and expand our modular restaurant business, our revenues will not grow as expected, which would harm our results of operations and liquidity.

     WE ARE DEPENDENT UPON RECIPES AND OTHER PROPRIETARY INFORMATION LICENSED TO US BY SMOKY SYSTEMS, LLC AND MAY NOT BE ABLE TO CONTINUE OUR CURRENT OPERATIONS WITHOUT SUCH INTELLECTUAL PROPERTY.

     We rely on Smoky Systems, LLC to provide the recipes, trademarks, basic modular restaurant design, and other intellectual property for our smoked-foods processing, marketing, branding and operations. The license under which we license this intellectual property is effective for the term of the license agreement, which has limited terms and may be terminated early following an uncured material breach or may not be renewed upon expiration. The license agreement is for a fixed term of 10 years, with renewal options for four additional 10-year terms, but is terminable 90 days following any uncured breach or in connection with a bankruptcy or similar event. In addition, our license to such rights ceases to be exclusive if our annual revenues from licensed products does not equal or exceed $30 million by 2011. A termination or nonrenewal of the license agreement, or even a loss of our exclusivity, would result in a substantial decrease in revenue, cause significant harm to our business, and possibly force us to discontinue operations. In the future, irrespective of our license with Smoky Systems, we may be unable to continue to obtain needed services or licenses for needed intellectual property on commercially reasonable terms, or at all, which would harm our ability to continue production, our cost structure and the quality of our products or services.

     THE RISK OF PRODUCT CONTAMINATION AND RECALL MAY HARM OUR PUBLIC IMAGE AND RESULT IN DECREASED REVENUES AND HARM TO OUR BUSINESS.

     There is a risk that our food processor could produce contaminated meat or other products that we would ship or serve at our restaurants or kiosks. If such an event occurs, we may be required to recall our products from retail stores, affiliate warehouses and from the restaurant outlets being served. A product recall would increase costs, result in lost revenues, and harm our public relations image, in addition to exposing us to liability for any personal injury resulting from such contamination.

     THE AVAILABILITY OF RAW MEAT AND FISH MAY CHANGE WITHOUT NOTICE, AND THE FLUCTUATING COST OF THESE PRODUCTS MAY UNEXPECTEDLY INCREASE OUR OPERATING COSTS AND HARM OUR BUSINESS.

     The costs of obtaining the meat and fish required for our products are subject to constant fluctuations and frequent shortages of item availability. Adequate supplies of raw meat and fish may not always be available, and the price of raw meat and fish may rise unexpectedly, resulting in increased operating costs, potential interruptions in our supply chain, and harm to our business.

     ADVERSE PUBLICITY REGARDING FISH, POULTRY OR BEEF COULD NEGATIVELY IMPACT OUR BUSINESS.

     Our business can be adversely affected by negative publicity resulting from complaints or litigation alleging poor food quality, food-borne illness or other health concerns or operating issues stemming from one or a limited number of our modular restaurants. Unfavorable publicity could harm public perception of our brand. Given the events regarding afflictions affecting livestock in various parts of the world, such as avian flu and mad cow disease, it is possible that the respective production and supply of U.S. poultry or beef could be harmed. A reduction in the supply of poultry or beef could have a material effect on the price at which we could obtain it. In addition, concerns regarding hormones, steroids and antibiotics may cause consumers to reduce or avoid consumption of fish, poultry, or beef. Failure to procure fish, poultry, or beef at reasonable terms and prices, or any reduction in consumption of fish, poultry, or beef by consumers, would harm our financial condition and results of operations.

     OUR SUPPLY CHAIN MAY BE SUBJECT TO SHIPPING LOSSES, VARIOUS ACCIDENTS, OR SPOILAGE, WHICH WOULD DECREASE REVENUES AND POTENTIALLY LEAD TO A LOSS OF CUSTOMERS.

     We have contracted with a food processor that is responsible for shipping our processed products to our regional distribution centers or to the destinations of orders placed by retail and wholesale marketing affiliates. Shipping losses, various accidents, and product spoilage during this process may lead to decreased sales, potentially disgruntled commercial customers, and possible shortages at our distribution centers and retail locations.

     WE MAY LOSE OUR PROCESSOR AFFILIATION OR EXPERIENCE A BREAKDOWN IN OUR SINGLE PROCESSING OVEN SYSTEM, SUBSTANTIALLY HARMING OUR ABILITY TO GENERATE REVENUES UNTIL ANOTHER PROCESSOR IS LOCATED.

     We are completely dependent upon Mary Ann's Specialty Foods, Inc., or Specialty Foods, and upon a single oven-system located at Specialty Foods, to produce our smoked foods in order to operate the business and generate revenue. If our oven systems break down, become contaminated or are removed from Specialty Foods' facility, we would experience an interruption in our ability to supply products to customers. This would harm our relationships with our customers and Internet affiliates, and as a result our revenues in the short run. Any long-term interruptions in our ability to produce smoked foods would significantly limit our ability to continue operations.

     WE ARE DEPENDENT UPON KEY PERSONNEL TO MANAGE BUSINESS, AND THE LOSS OF SUCH PERSONNEL COULD SIGNIFICANTLY IMPAIR OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN.

     We are highly dependent upon the efforts of management, particularly Edward Feintech, our Chairman, President and Chief Executive Officer, and Toni Adams, our Secretary and Director of Operations. The number of qualified managers in the smoked-food industry is limited. As our business grows, we will need to recruit executive and senior level managers who are capable of implementing our business plan. The eCommerce and restaurant industries are highly competitive, and we may be unable to attract qualified management personnel. If we are unsuccessful in retaining or attracting such employees, our production, sales, and service capacity will be harmed.

     In addition, the success of each retail Smoky Market will be largely dependent upon the efforts of local management. We may be unable to locate qualified persons willing to manage local stores under the terms we expect to offer. We may be required to increase salaries, benefits, and ownership beyond that anticipated, or management personnel we hire may have limited qualifications and may not perform as anticipated. We may also experience rapid turnover and unexpected legal and other costs associated with our proposed Franship program. If we are unable to hire and maintain qualified, capable local management, our Smoky Market business may experience lower revenues and higher costs than expected.

     WE EXPECT TO BE DEPENDENT ON A THIRD PARTY TO PROVIDE DESIGN AND MARKETING MATERIALS IN RELATION TO OUR RESTAURANT-MARKETS AND KIOSKS.

     We initially engaged Quantified Marketing Group, Inc., or QMG to assist with the design of our restaurant building and with the creation of a formal business plan. As we roll out our business plan, we expect to engage QMG to assist in our development and execution of operating and marketing plans to launch and grow the Smoky Market foodservice brand on a national scale. We expect to rely on QMG for development of internal and external operating system control and reporting, real estate selection, human resource and our Franship program, senior and executive level management recruitment and expansion strategy planning and implementation. If we are unable to sign and to obtain financing for a long-term agreement with QMG, or if QMG fails to fulfill its obligations under any agreement that is signed, our ability to generate revenue will be delayed or reduced, and we will incur substantial costs in obtaining the necessary services to execute the roll out for our restaurant-stores and kiosks.

     LABOR DISPUTES AFFECTING COMMON CARRIERS AND FOODSERVICE DISTRIBUTORS MAY HAMPER OUR ABILITY TO DELIVER OUR PRODUCT TO CUSTOMERS AND HARM OUR BUSINESS.

     We will be dependent upon UPS and other package delivery contractors and foodservice distributors to ship Internet orders to customers and products to our foodservice concept outlets. Labor disputes involving package delivery contractors may significantly damage our shipping and delivery capability, which would increase our costs and likely cause us to fail to comply with delivery commitments to our customers.

     OUR BUSINESS MAY BE AFFECTED BY INCREASED COMPENSATION AND BENEFITS COSTS.

     We may be negatively affected by increases in workers' wages and costs associated with providing benefits, particularly healthcare costs. Such increases can occur unexpectedly and without regard to our efforts to limit them. If such increases occur, we may be unable to pass them along to the consumer through product price increases, resulting in decreased operating results.

     CHANGES IN GENERAL ECONOMIC AND POLITICAL CONDITIONS AFFECT CONSUMER SPENDING AND MAY HARM OUR REVENUES AND OPERATING RESULTS.

     Our country's economic condition affects our customers' levels of discretionary spending. A decrease in discretionary spending due to a recession or decreases in consumer confidence in the economy could affect the frequency with which our customers choose to purchase smoked-foods or dine out or the amount they spend on smoked-food or meals while dining out. This would decrease our revenues and operating results.

     FAILURE TO COMPLY WITH GOVERNMENTAL REGULATIONS COULD HARM OUR BUSINESS AND OUR REPUTATION.

     We will be subject to regulation by federal agencies and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to:

     o    the environment;
     o    building construction;
     o    zoning requirements;
     o    worker safety;
     o    the preparation and sale of food and alcoholic beverages; and
     o    employment.

     Our facilities will need to be licensed and will be subject to regulation under state and local fire, health and safety codes. The construction of modular restaurants will be subject to compliance with applicable zoning, land use, and environmental regulations. We may not be able to obtain necessary licenses or other approvals on a cost-effective and timely basis in order to construct and develop modular restaurants in the future.

     Various federal and state labor laws will govern our operations and our relationship with our employees, including minimum wage, overtime, working conditions, fringe benefit, and work authorization or immigration requirements.

     If we elect to serve alcohol to our customers, we will be required to comply with the alcohol licensing requirements of the federal, state, and municipal governments having jurisdiction where our restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state, or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

     The Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. We will likely be required to comply with the Americans with Disabilities Act and regulations relating to accommodating the needs of the disabled in connection with the construction of new facilities and with significant renovations of existing facilities.

     Failure to comply with these and other regulations could increase our cost structure, slow our expansion, and harm our reputation, any of which would harm our operating results.

     COMPLIANCE WITH EXISTING AND NEW REGULATIONS OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

     Compliance with changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and other SEC regulations, requires large amounts of management attention and external resources. This may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

     OUR DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS HAVE EFFECTIVE CONTROL OF THE COMPANY, PREVENTING NON-AFFILIATE SHAREHOLDERS FROM SIGNIFICANTLY INFLUENCING OUR DIRECTION AND FUTURE.

     Our directors, officers, and 5% shareholders and their affiliates control approximately 97.05% of our outstanding shares of common stock and are expected to continue to control a majority of our outstanding common stock following any financing transactions projected for the foreseeable future. These directors, officers and affiliates effectively control all matters requiring approval by the shareholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, declarations of dividends and the election of directors. This concentration of ownership may also delay, defer, or prevent a change in control and otherwise prevent shareholders other than our affiliates from influencing our direction and future.

     THERE IS NO PUBLIC MARKET FOR OUR STOCK, AND EVEN IF A MARKET DEVELOPS, IT WILL LIKELY BE THIN AND SUBJECT TO MANIPULATION.

     There is no public market for our common stock, and we can provide no assurance that a public market for our common stock will develop in the future. Even if a public market does develop, the volume of trading in our common stock will presumably be limited and likely dominated by a few individuals. The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time. An investor may find it difficult to dispose of shares of our common stock or obtain a fair price for our common stock in the market.

     IF A MARKET FOR OUR COMMON STOCK DEVELOPS, THE MARKET PRICE FOR OUR COMMON STOCK WILL LIKELY BE VOLATILE AND MAY CHANGE DRAMATICALLY AT ANY TIME.

     If a market for our common stock develops, the market price of our common stock, like that of the securities of other early-stage companies, may be highly volatile. Our stock price may change dramatically as the result of announcements of our quarterly results, the rate of our expansion, significant litigation or other factors or events that would be expected to affect our business or financial condition, results of operations and other factors specific to our business and future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

     o intentional manipulation of our stock price by existing or future stockholders;
     o    short selling of our common stock or related derivative securities;
     o a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares;
     o the interest, or lack of interest, of the market in our business sector, without regard to our financial condition or results of operations;
     o the adoption of governmental regulations and similar developments in the United States or abroad that may affect our ability to offer our products and services or affect our cost structure;
     o developments in the businesses of companies that purchase our products; and
     o economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

     OUR ABILITY TO ISSUE PREFERRED STOCK AND COMMON STOCK MAY SIGNIFICANTLY DILUTE OWNERSHIP AND VOTING POWER, NEGATIVELY AFFECT THE PRICE OF OUR COMMON STOCK AND INHIBIT HOSTILE TAKEOVERS.

     Under our Articles of Incorporation, as amended, we are authorized to issue up to 10,000,000 shares of preferred stock and 200,000,000 shares of common stock without seeking stockholder approval. Our board of directors has the authority to create various series of preferred stock with such voting and other rights superior to those of our common stock and to issue such stock without stockholder approval. Any issuance of such preferred stock or common stock would dilute the ownership and voting power of existing holders of our common stock and may have a negative effect on the price of our common stock. The issuance of preferred stock without stockholder approval may also be used by management to stop or delay a change of control, or might discourage third parties from seeking a change of control of our company, even though some stockholders or potential investors may view possible takeover attempts as potentially beneficial to our stockholders.

     WE ARE UNLIKELY TO PAY DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE.

     We have never declared or paid dividends on our stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future, and it is unlikely that investors will derive any current income from ownership of our stock. This means that your potential for economic gain from ownership of our stock depends on appreciation of our stock price and will only be realized by a sale of the stock at a price higher than your purchase price. Because there presently is no public market for our common stock, you may be unable to realize a gain on your investment.

ITEM 3. CONTROLS AND PROCEDURES

     (a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer have concluded that as of March 31, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

     (b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Between January 1, 2007 and May 10,2007, we issued an additional $302,500 in convertible promissory noteS, each of which bears interest at a rate of 9% per annum, is due May 31, 2007 and is convertible into common stock at the rate of $0.10 per share, together with warrants to purchase 3,025,000 shares of common stock, each with an exercise price of $0.25 per share during a nine-month term. Such securities were offered and sold in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Rules 504 and 506 promulgated under the Securities Act and Section 4(2) of the Securities Act, based upon the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act; and (f) a Form D related to the offering was filed with the SEC.

     During April 2007, we issued 500,000 shares of common stock to Mark Eichhorn, a retired professional baseball player, in exchange for corporate spokesperson services , 100,000 shares of common stock to Analog Consulting Services LLC, in exchange for $.001 per share in cash and financial consulting services, and 25,000 shares of common stock to Roger Krone in exchange $.001 per share in cash and IT consulting services. Such securities were offered and sold in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and rules promulgated thereunder, based upon the following: (a) the service providers confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act, and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the service providers were provided with certain disclosure materials and all other information requested with respect to our company; (d) the service providers acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

     On May 4, 2007, we issued 325,000 shares of common stock to Crescent Fund, LLC as part of a fee for providing institutional investor relations services. Such securities were offered and sold in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and rules promulgated thereunder, based upon the following:
(a) the service providers confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act, and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the service providers were provided with certain disclosure materials and all other information requested with respect to our company; (d) the service providers acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

     The information described in Item 5 below is incorporated herein by reference. The securities issued to Mr. Feintech described in Item 5 were offered and sold in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and rules promulgated thereunder, based upon the following: (a) Mr. Feintech is an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act, and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) as the CEO of our Company, Mr. Feintech has available to him all material information regarding our company;
(d) Mr. acknowledges that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As of March 31, 2007, we had issued $619,100 of convertible notes payable to fund our initial operations. Of these notes, $368,600 were due and payable, and not paid, on December 31, 2006 and, as a result, are currently in default. The amounts payable under our outstanding notes in the current fiscal year exceed our current cash and cash equivalents. The holders of such notes have not provided notice of default but have the right to accelerate principal and interest payments and pursue remedies available at law and under governing documents. The exercise and pursuit of such rights could result in our insolvency.

ITEM 5. OTHER INFORMATION

     On May 10, 2007, Edward Feintech, our Chief Executive Officer, President and Chairman, signed an executive employment agreement. The agreement is for a three-year term and calls for him to receive a minimum base salary of $175,000 per year. The employment agreement also grants to him: (i) a one-time stock issuance of 1,500,000 shares of common stock upon execution of the agreement;
(ii) an award upon execution of the agreement of non-statutory stock options of 425,000 shares of common stock at an exercise price of $0.10 per share, which options vest 25% on May 31, 2007 and 1/48 each month thereafter until fully vested; and (iii) a bonus equal to an additional 1,000,000 shares of common stock upon the achievement of each incremental level of $50,000,000 in revenue, provided that cumulative net after-tax income is being maintained at a level not less than 7.5% on total revenue. Mr. Feintech is subject to noncompetition and nonsoliciation covenants during the term of the agreement and for 12 months thereafter, and he has agreed to standard invention assignment and confidentiality provisions.

     In addition, Mr. Feintech is entitled to receive, as severance and following the execution of a release of liabilities in favor of our company, (i) if the termination was by our company without cause or by him with good reason (except in connection with a change of control), base salary and medical benefits (plus any pro-rated bonus for which he otherwise qualified) for a period of 12-months following the termination, or (ii) if the termination was by our company without cause or by him with good reason and occurred 90-days prior to or within one year after a change of control, base salary and medical benefits for a period of 24-months following the termination and the acceleration of the vesting of any of the 425,000 options described above that have not yet vested. A change of control includes (a) any capital reorganization, reclassification of the capital stock of our company, consolidation or merger of our company with another corporation in which our company is not the survivor (other than a transaction effective solely for the purpose of changing the jurisdiction of incorporation of our company), (b) the sale, transfer or other disposition of all or substantially all of our company's assets to another entity, (c) the acquisition by a single person (or two or more persons acting as a group, as a group is defined for purposes of Section 13(d)(3) under the Securities Exchange Act of 1934, as amended) of more than 40% of the outstanding shares of common stock of our company.


ITEM 6. EXHIBITS

     See the Exhibit Index attached hereto following the signature page.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Smoky Market Foods, Inc.
                                        ----------------------------------------


          May 14, 2007                         By: /s/ Edward C. Feintech
 ---------------------------------      ----------------------------------------
              Date                           Edward C. Feintech, President &
                                                 Chief Executive Officer


          May 14, 2007                           By: /s/ Shane Campbell
 ---------------------------------      ----------------------------------------
              Date                                   Shane Campbell
                                                 Chief Financial Officer

                                                      EXHIBIT INDEX

 EXHIBIT NO.                              EXHIBIT                             INCORPORATED BY REFERENCE/ FILED HEREWITH
--------------   ----------------------------------------------------------   -------------------------------------------
     3.1         Articles of Incorporation                                    Incorporated by reference to
                                                                              Registration Statement on Form 10-SB
                                                                              filed on July 31, 2006, File No.
                                                                              000-52158

     3.2         By-laws                                                      Incorporated by reference to
                                                                              Registration Statement on Form 10-SB
                                                                              filed on July 31, 2006, File No.
                                                                              000-52158

     4.1         Form of Stock Certificate                                    Incorporated by reference to
                                                                              Registration Statement on Form 10-SB
                                                                              filed on July 31, 2006, File No.
                                                                              000-52158

     4.2         Form of warrant (accompanying Convertible Note)              Filed herewith

     10.1        Form of 9% Convertible Promissory Note                       Filed herewith

     10.2        Executive Employment Agreement with Edward Feintech          Filed herewith

     31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief
                 Executive Officer                                            Filed herewith

     31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief
                 Financial Officer                                            Filed herewith

     32.1        Section 1350 Certification of Chief Executive Officer        Filed herewith

     32.2        Section 1350 Certification of Chief Financial Officer        Filed herewith

-----------------------------------------