Form 10QSB
period 2007-06-30
SMOKY MARKET FOODS INC
filed 2007-08-20
CIK 1370544

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   JUNE 30, 2007

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
        FROM _________________  TO ____________________________


                            SMOKY MARKET FOODS, INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)


             NEVADA                     000-52180                20-4748589
  ----------------------------     ---------------------       -------------
  (State or other jurisdiction     (Commission File No.)       (IRS Employer
        of incorporation)                                    Identification No.)

                                 804 ESTATES DR.
                                    SUITE 100
                                 APTOS, CA 95003
                    ---------------------------------------
          (Address of principal executive offices, including zip code)

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

As of August 15, 2007 the issuer had 44,050,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 Balance Sheets
                                 --------------



                                                            JUNE 30,      DECEMBER 31,
                                                              2007            2006
                                                           -----------    -----------
                                                           (Unaudited)
ASSETS:
-------
Current Assets
     Cash                                                  $    75,841    $   108,120
     Accounts receivable, net of allowance                       1,330          1,877
     Inventory                                                  15,750         13,694
                                                           -----------    -----------

     Total Current Assets                                       92,921        123,691

Property & Equipment, net of accumulated depreciation          168,754        184,163

Other Assets
     Deferred financing costs                                  111,602         96,465
     Intangible asset                                           40,000         40,000
     Deposits                                                    2,683          2,683
                                                           -----------    -----------
     Total Other Assets                                        154,285        139,148
                                                           -----------    -----------

     Total Assets                                          $   415,960    $   447,002
                                                           ===========    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT:
--------------------------------------
Current Liabilities
     Accounts payable                                      $   142,762    $   222,473
     Accrued interest                                           44,521         14,460
     Convertible notes                                         786,100        483,600
     Current maturities of capital lease obligations            15,313         13,407
                                                           -----------    -----------

     Total Current Liabilities                                 988,696        733,940

Long-term Liabilities
     Capital lease obligatons, less current maturities          22,662         30,962
                                                           -----------    -----------

     Total Liabilities                                       1,011,358        764,902
                                                           -----------    -----------

Stockholders' Deficit
     Preferred Stock, par value $.001, 10,000,000 shares            --             --
        authorized; no shares issued and outstanding
     Common Stock, par value $.001, 200,000,000 shares          44,050         41,600
        authorized: 44,050,000 issued and outstanding at
     June 30, 2007 and 41,600,000 at December 31, 2006
     Other paid-in capital                                     400,950        158,400
     Warrants issued                                           137,602        106,619
     Deficit accumulated during the development stage       (1,178,000)      (624,519)
                                                           -----------    -----------
     Total Stockholders' Deficit                              (595,398)      (317,900)
                                                           -----------    -----------

Total Liabilities and Stockholders' Deficit                $   415,960    $   447,002
                                                           ===========    ===========


   The accompanying notes are an integral part of these financial statements.



                                    SMOKY MARKET FOODS, INC.
                                  (A DEVELOPMENT STAGE COMPANY)

                                    Statements of Operations
                                    ------------------------
                                           (Unaudited)

                                                                   APRIL 18,        APRIL 18,
                                                                     2006             2006
                        THREE-MONTHS ENDED   SIX-MONTHS ENDED    (INCEPTION) TO   (INCEPTION) TO
                           JUNE 30, 2007       JUNE 30, 2007     JUNE 30, 2006    JUNE 30, 2007
                         -----------------    ---------------    -------------    --------------

Revenue                  $             467    $           732    $         423    $        3,877

Cost of Goods Sold                     925                925              580             3,803
                         -----------------    ---------------    -------------    --------------

Gross Profit                          (458)              (193)            (157)               74

Operating Expenses                 398,569            517,471          139,531         1,087,092
                         -----------------    ---------------    -------------    --------------

Operating Loss                    (399,027)          (517,664)        (139,688)       (1,087,018)
                         -----------------    ---------------    -------------    --------------

Other Income (Expense)
   Interest Income                     318                887               --               887
   Interest Expense                (20,888)           (36,705)          (6,431)          (62,428)
                         -----------------    ---------------    -------------    --------------

Other Expense - Net                (20,570)           (35,818)          (6,431)          (61,541)
                         -----------------    ---------------    -------------    --------------

Net (Loss)               $        (419,597)   $      (553,482)   $    (146,119)   $   (1,148,559)
                         =================    ===============    =============    ==============

Basic and Diluted
   (Loss) per Share:
      Basic and Diluted  $          (0.010)   $        (0.013)   $      (0.005)  $        (0.034)
                         =================    ===============    =============    ==============

   Weighted Average
      Number of Shares          42,825,000         41,600,000       30,258,333        33,351,515
                         =================    ===============    =============    ==============


           The accompanying notes are an integral part of these financial statements.


                                                    SMOKY MARKET FOODS, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)

                                              Statements of Stockholders' Deficit
                                              -----------------------------------
                                                          (Unaudited)

                                                                                                          DEFICIT
                                                                                          ADDITIONAL    ACCUMULATED
                                                      COMMON STOCK             OTHER       PAID-IN      DURING THE
                                                -------------------------     PAID-IN      CAPITAL -    DEVELOPMENT       TOTAL
                                                  SHARES         AMOUNT       CAPITAL      WARRANTS        STAGE        (DEFICIT)
                                                -----------   -----------   -----------   -----------   -----------    -----------
BALANCE, APRIL 18, 2006 (INCEPTION)                      --   $        --   $        --   $        --   $        --    $        --

Common shares issued to
   Smoky Systems, LLC, April 2006                40,000,000        40,000            --            --            --         40,000

Common shares issued to
   officers/directors, July 2006                    300,000           300        29,700            --            --         30,000

Common shares issued to
   supplier, December 2006                           50,000            50         4,950            --            --          5,000

Common shares issued to
   financial consultant, December 2006            1,250,000         1,250       123,750            --            --        125,000

Issuance of 1,425,000 stock options to
   officers/directors - warrant agreement                --            --            --       106,619            --        106,619

Net (Loss) for the period 4/18/06 to 12/31/06            --            --            --            --      (624,519)      (624,519)
                                                -----------   -----------   -----------   -----------   -----------    -----------

BALANCE, DECEMBER 31, 2006                       41,600,000        41,600       158,400       106,619      (624,519)      (317,900)

Net (Loss) for the Quarter Ended 3/31/07                 --            --            --            --      (133,884)      (133,884)
                                                -----------   -----------   -----------   -----------   -----------    -----------

BALANCE, MARCH 31, 2007                          41,600,000   $    41,600   $   158,400   $   106,619   $  (758,403)   $  (451,784)

Common shares issued to
   financial consultant                             100,000           100         9,900            --            --         10,000

Common shares issued to
   an individual for endorsement rights             500,000           500        49,500            --            --         50,000

Common shares issued to
   an individual for consulting services             25,000            25         2,475            --            --          2,500

Common shares issued to
   the CEO as compensation                        1,500,000         1,500       148,500            --            --        150,000

Common shares issued to
   investment banker                                325,000           325        32,175            --            --         32,500

Issuance of 425,000 options to
   the CEO as compensation                               --            --            --        30,983            --         30,983

Net (Loss) for the Quarter Ended 6/30/07                 --            --            --            --      (419,597)      (419,597)

                                                -----------   -----------   -----------   -----------   -----------    -----------

BALANCE, JUNE 30, 2007                           44,050,000   $    44,050   $   400,950   $   137,602   $(1,178,000)   $  (595,398)
                                                ===========   ===========   ===========   ===========   ===========    ===========


                           The accompanying notes are an integral part of these financial statements.



                                    SMOKY MARKET FOODS, INC.
                                  (A DEVELOPMENT STAGE COMPANY)

                                    Statements of Cash Flows
                                    ------------------------
                                           (Unaudited)

                                                                          APRIL 18,        APRIL 18,
                                                                            2006             2006
                                                      SIX-MONTHS ENDED  (INCEPTION) TO  (INCEPTION) TO
                                                       JUNE 30, 2007    JUNE 30, 2006    JUNE 30, 2007
                                                       -------------    -------------    -------------
Operating Activities
     Net (Loss)                                        $    (553,482)   $    (146,119)   $  (1,178,001)
     Stock-based compensation                                260,846           10,039          429,750
     Depreciation                                             16,484            4,764           35,539
     Adjustments to reconcile net loss to cash used
     in operating activities:
       (Increase) decrease in accounts receivable                547               --           (1,330)
       (Increase) decrease in inventory                       (2,056)              --          (15,750)
       Increase (decrease) in accounts payable               (79,711)         164,049          142,762
       Increase (decrease) in accrued interest                30,061            2,464           44,521
                                                       -------------    -------------    -------------

Net Cash (Used) by Operating Activities                     (327,311)          35,197         (542,509)
                                                       -------------    -------------    -------------

Investing Activities
     Purchase of property and equipment                       (1,075)        (111,580)        (152,245)
     Deposits                                                     --               --           (2,683)
                                                       -------------    -------------    -------------

Net Cash (Used) by Investing Activities                       (1,075)        (111,580)        (154,928)
                                                       -------------    -------------    -------------

Financing Activities
     Proceeds from issuance of common stock                       --               --            1,250
     Proceeds from issuance of convertible note              302,500          123,100          786,100
     Principal payments on capital lease obligations          (6,393)              --          (14,072)
                                                       -------------    -------------    -------------

Cash Provided by Financing Activities                        296,107          123,100          773,278
                                                       -------------    -------------    -------------

Net Increase (Decrease) in Cash                              (32,279)          46,717           75,841

Cash, Beginning of Period                                    108,120               --               --
                                                       -------------    -------------    -------------

Cash, End of Period                                    $      75,841    $      46,717    $      75,841
                                                       =============    =============    =============


Supplemental Information:
     Interest Paid                                     $      (9,173)   $      (3,967)   $     (20,437)
     Income Taxes Paid                                 $          --    $          --    $          --
     Intangible Assets Acquired in Exchange
       for Common Stock                                $          --    $      40,000    $      40,000


           The accompanying notes are an integral part of these financial statements.

                                                6

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Smoky Market Foods, Inc, ("the Company") is a development stage company that was incorporated on April 18, 2006 under the laws of the State of Nevada.

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

The financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

CASH AND CASH EQUIVALENTS

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company writes off accounts receivable against the bad debt allowance when the Company determines a balance is uncollectible. As of June 30 and March 31, 2007, management determined that the bad debt allowance balance was appropriately established at $-0-.

INVENTORY

Inventory consists of Smoky Market food items and branded packaging. It is valued at the lower of cost or market using the average cost method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets' estimated economic lives, which range from 3 to 25 years. Property and equipment were as follows as of June 30, 2007:

                     Processing Equipment                             $ 104,771
                     Smallwares                                           3,765
                     Transportation Equipment                            10,077
                     Operating Equipment                                 29,512
                     Office Equipment                                    28,337
                     Software                                            27,831
                                                                      ---------
                                                                        204,293
                     Accumulated depreciation                           (35,539)
                                                                      ---------
                                                                      $ 168,754
                                                                      =========


Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value. The carrying value of the Company's long-term debt and capitalized leases approximated their fair value based on the current market conditions for similar debt instruments.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. As of June 30, 2007, management believes that there is no impairment of long-lived assets.

REVENUE RECOGNITION

As of June 30, 2007, the Company was still in the development stage. As such, the only revenue consisted of minimal amounts of ecommerce sales. Such sales are recognized at the time of shipment.

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


NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has experienced losses since inception which relate mainly to the Company's search for debt and equity financing necessary to carry out its business plan. The Company incurred a net loss of $176,368 and $133,884 for the quarters ended June 30, 2007 and March 31, 2007, respectively. Additonally, the Company incurred a $624,519 loss for the period starting April 18, 2006 (Inception) though December 31, 2006. At June 30, 2007, the Company had a working capital deficit of $895,775. In addition, the Company had no material revenue generating operations since inception.

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


NOTE 3.  CONVERTIBLE DEBT

The Company has issued a series of convertible promissory notes to individual private investors for a total of $786,100. The notes bear interest at an annual 9% rate and the principal balances including accrued interest are convertible into common stock at the rate of $.10 per share upon maturity. As of June 30, 2007, all of the convertible notes are in default. The Company expects that holders of the outstanding convertible notes will eventually convert such notes into common stock.


NOTE 4.  CAPITAL LEASE OBLIGATIONS

The Company assumed multiple lease transactions in the transaction described in
Note 6. The leases have been capitalized and are reflected as liabilities on the balance sheet.

Future capital lease obligations were as follows at June 30, 2007:

                          Minimum lease payments:
                            2007                                         $12,958
                            2008                                          25,916
                            2009                                          14,321
                                                                         -------
                            Total                                         53,195
                          Amounts representing interest                   15,219
                                                                         -------
                          Present value of minimum lease payments         37,976
                          Current portion                                 15,313
                                                                         -------
                          Long-term portion                              $22,663
                                                                         =======

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

Preferred Stock
---------------

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company's preferred stock at $.001 per share. Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. As of June 30, 2007, no preferred shares had been issued.

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

In December 2006, the Company issued 1,250,000 of its $.001 par value common stock to a consultant in exchange for services valued at $123,750 plus cash of $1,250.

In April 2007, an individual was granted 500,000 shares of $.001 par value common stock in exchange for an endorsement agreement. The shares were valued at $.10 per share.

Also in April 2007, a separate individual was granted 25,000 shares of the Company's $.001 par value common stock in exchange for IT consulting services. The shares were valued at $.10 per share.

In May 2007, the Company issued 1,500,000 shares of its $.001 par value common stock as an award to the CEO. The shares were valued at $.10 per share.

Also in May 2007, the Company issued 325,000 sharies of its $.001 par value common stock to an investment banking firm in exchange for services valued at $32,500. The shares were valued at $.10 per share.

In June 2007, the Company issued 100,000 of its $.001 par value common stock to a consultant in exchange for services valued at $9,900 plus cash of $100. The shares were valued at $.10 per share.


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

The transaction is summarized as follows:

                        Property and equipment acquired             $    163,628
                        Less assumed capital leases                       52,048
                                                                    ------------
                        Net purchase price                          $    111,580
                                                                    ============


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

The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan. Information relating to options issued through June 30, 2007 under this plan is as follows:


                                                                        WEIGHTED
                                               OPTIONS                  AVERAGE
                                              AVAILABLE    NUMBER OF    EXERCISE
OPTION DISCLOSURES                            FOR GRANT      SHARES      PRICE
--------------------------------------------  ----------   ----------   -------
Outstanding as of April 18, 2006 (Inception)          --           --        --
   Shares reserved                             6,500,000           --        --
   Options granted                            (1,462,500)   1,462,500   $  0.10
   Options exercised                                  --           --        --
   Options canceled                                   --           --        --
                                              ----------   ----------
OUTSTANDING AS OF DECEMBER 31, 2006            5,037,500    1,462,500   $  0.10
   Shares reserved                                    --           --        --
   Options granted                                    --           --   $  0.10
   Options exercised                                  --           --        --
   Options canceled                                   --           --        --
                                              ----------   ----------
OUTSTANDING AS OF MARCH 31, 2007               5,037,500    1,462,500   $  0.10
   Shares reserved                                    --           --        --
   Options granted                              (450,000)    (450,000)  $  0.10
   Options exercised                                  --           --        --
   Options canceled                                   --           --        --
                                              ----------   ----------
OUTSTANDING AS OF JUNE 30, 2007                5,037,500    1,462,500   $  0.10
                                              ==========   ==========

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

GENERAL BUSINESS MODEL AND EXPANSION

         We plan to produce and sell real wood-smoked meat and fish under the Smoky Market brand. We plan to sell a selection of the smoked foods through development of a national chain of Smoky Market restaurant-market stores. We also plan to test a smaller self-contained kiosk in high-traffic, complimentary food chains and other venues under co-branding relationships. We will produce principal menu items in bulk at a centralized location. We expect to be able to deliver food of consistent size, taste and quality without the need to construct expensive ovens or to train skilled cooks at numerous location. We believe this will permit our development of a nation-wide brand and reputation, while keeping our in-store costs down.

         In addition to offering our food in restaurant-markets of various sizes, we plan to offer the complete Smoky Market menu line on the Internet at www.smokymarket.com. Our principal marketing strategies for Internet sales include the creation of revenue-share affiliations with large Internet retailing companies and the placement of an Internet order station at each of the Smoky Markets.

STATUS OF DEVELOPMENT

         We have developed the core smoked-meat recipes for our proposed business, entered into an agreement with a commercial smokehouse at which we have placed a proprietary oven capable of producing approximately 100,000 pounds of smoked meat per month, tested the re-heating process for our stores and kiosks and completed exterior concept designs for our proposed stores and kiosks. We do not have any stores or kiosks in service, have not commenced acquisition or leasing of properties or any construction or remodeling and have not completed recipes for all side dishes and additional items we expect to serve at our stores and kiosks. We have also launched our Internet website at www.smokymarket.com but have not commenced related marketing efforts.

         Subject to the availability of capital and our ability to identify and acquire rights to suitable locations, we plan to open five Smoky Market stores to serve as pilot outlets for foodservice development and training practices during 2007 and 2008, at least one is expected to be in Northern California where we previously tested our reheating process.

TWELVE-MONTH PLAN OF OPERATION

         FINANCING. As of June 30, 2007, we had cash and cash equivalents of approximately $75,841 which includes amounts received from the issuance of convertible promissory notes and warrants to purchase common stock issued through that date. We believe that this cash is sufficient to fund our basic expenses and related financing costs through September 2007. In order to launch our Internet and foodservice operations, we will first need to raise capital. We believe that raising capital will be easier at such time as there is a market for our common stock. To that end, we have caused a market maker to submit an application to the NASD requesting a trading symbol for our common stock and the right to make a market in our common stock. The application is in the late stages of NASD review and is expected to become effective in the near future. For information on the amount of our capital we believe that we need and the status of our capital raising efforts, see "Liquidity and Capital Resources" immediately below.

         RESEARCH AND DEVELOPMENT. We have developed sufficient smoked meat offerings in order to be able to open our Smoky market restaurant-markets, kiosks and Internet website. We have not, however, developed, side dishes to accompany our meats at restaurants or kiosks. To develop recipes and processes for side dishes, we will be required to rely on the experience of our CEO, Edward C. Feintech, who has experience in operating smoked-food restaurant, and third parties that assist in the development and packaging of side dishes. We have not entered into relationships with such third parties and expect to begin negotiations as capital is available.

         We also expect to engage Quantified Marketing Group, Inc., or QMG, to assist in our deployment of a program for completion of the interior design of Smoky Market restaurants, recruiting of local management, and the development and the execution of definitive operating and marketing plans. We have not entered into a written agreement with QMG with respect to any future services; based upon ongoing discussions, we expect that QMG would be willing to enter into such an agreement and provide requested services upon our raising of sufficient capital to open our initial Smoky Market restaurant-markets and commence operations.

         LOCATIONS, EQUIPMENT AND RELATED ITEMS. We have developed and installed with Mary Ann's Specialty Foods, Inc., or Specialty Foods, a custom smoking oven that has the capacity to supply smoked meat for our business during the initial twelve months. In order to supply side dishes for our restaurant-markets, kiosks and Internet website, we will need to purchase, or enter into relationships with businesses that have, equipment necessary to produce side dishes. We will also need to lease or purchase property for our initial Smoky Market restaurant-markets and enter into contracts for the construction or remodeling of restaurant-market space. We have not commenced that process but believe that, if we have capital, we will be able to enter into suitable lease or purchase arrangements for real property and locate suitable contractors for construction and remodeling efforts.

         ADDITIONAL DEVELOPMENT STEPS. Additional development steps for the next twelve months include the following:

         o Negotiate agreements with potential host venues for inside placement of our modular kiosks;

         o Hire and train managers and staff for each restaurant-market or kiosk location and for our Internet website operations;

         o Enter into professional service arrangements for such tasks as commercial real estate selection, advertising and public relations, personnel and operating systems development and strategic planning, packing and distribution of food and fulfillment of Internet orders; and

         o Identify and enter into agreement with eCommerce companies in order to advertise and increase visits to our Internet website.

EMPLOYEES

         Execution of our business plan as set forth above would, we believe, require the hiring of approximately 30 people over the next three years to staff our corporate management team, our regional offices and those responsible for overseeing the process of procuring real estate (fee simple or lease) and arranging for the construction or placements of our Smoky Market outlets, and the hiring of initial management. This number excludes management and staffing at the Smoky Market restaurant-markets and kiosks. The actual number of employees we will hire in the next 12 months depends upon our success in obtaining capital and how rapidly we can expand our operations.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2007, we had cash and cash equivalents of approximately $75,841, which includes amounts received from the issuance of convertible promissory notes and warrants to purchase common stock issued prior to that date. We believe that this cash is sufficient to fund our basic expenses and related financing costs through September 2007. To continue operations beyond that date and to finance the launch of Internet and foodservice operations, we will be required to raise additional capital, which we expect to raise through the issuance of debt, equity securities and/or warrants. We believe that a minimum of approximately $1.5 million of financing would be required to commence our business plan and begin to generate revenue. We believe that it will require a minimum of $5 million of additional financing in order to execute the expansion phase of our business plan as proposed during the next twelve months. Our need for additional financing after the next twelve months will depend upon our ability to expand revenues and operations in accordance with our plan.

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

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

         INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, AND ALL OF THE OTHER INFORMATION SET FORTH IN THIS REPORT BEFORE DECIDING TO INVEST IN SHARES OF OUR COMMON STOCK. IN ADDITION TO HISTORICAL INFORMATION, THE INFORMATION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS ABOUT OUR FUTURE BUSINESS AND PERFORMANCE. OUR ACTUAL OPERATING RESULTS AND FINANCIAL PERFORMANCE MAY BE DIFFERENT FROM WHAT WE EXPECT AS OF THE DATE OF THIS REPORT. THE RISKS DESCRIBED IN THIS REPORT REPRESENT THE RISKS THAT MANAGEMENT HAS IDENTIFIED AND DETERMINED TO BE MATERIAL TO OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES NOT CURRENTLY KNOWN TO US, OR THAT WE CURRENTLY DEEM TO BE IMMATERIAL, MAY ALSO MATERIALLY HARM OUR BUSINESS OPERATIONS AND FINANCIAL CONDITION.

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

         OUR PREDECESSOR AND AFFILIATE, SMOKY SYSTEMS WAS UNABLE TO GENERATE SIGNIFICANT REVENUES OR PROFITS FROM ITS EFFORTS TO FOLLOW A SIMILAR BUSINESS PLAN TO OURS.

         Smoky Systems, LLC was incorporated in 2000 and attempted to create a national smoked good business similar to that which we are attempting to establish. Smoky Systems was unable to generate significant revenues or profits as a result of its efforts. We have licensed our recipes, trademarks, basic modular restaurant design, and other intellectual property for our smoked-foods processing, marketing, branding and operations from Smoky Systems and are attempting to successfully implement a similar business plan under the same management team. We are uncertain as to the reasons Smoky Systems was unable to generate significant revenues, although we believe that its inability to raise capital as needed was a contributing factor. We are subject to the same risks, including risks related to the raising of capital and the attractiveness of our business plan, as Smoky Systems, and may similarly be unable to generate significant revenues or profits.

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

         WE WILL BE UNABLE TO IMPLEMENT OUR BUSINESS PLAN IF WE CANNOT RAISE SUFFICIENT CAPITAL AND MAY BE REQUIRED TO PAY A HIGH PRICE FOR CAPITAL.

         As of June 30, 2007, we had $75,841 in cash and cash equivalents. We need to obtain a significant amount additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

         o    the availability and cost of capital generally;
         o    our financial results;
         o    the experience and reputation of our management team;
         o market interest, or lack of interest, in our industry and business plan;
         o the existence, or non-existence, of a market for our common stock and the volatility and volume within any market;
         o    our ongoing success, or failure, in executing our business plan;
         o    the amount of our capital needs; and
         o the amount of debt, options, warrants and convertible securities we have outstanding.

         We may be unable to meet our current or future obligations or to adequately exploit existing or future opportunities if we cannot raise sufficient capital. If we are unable to obtain capital for an extended period of time, we may be forced to discontinue operations.

         WE ARE REQUIRED TO MAKE PAYMENTS UNDER OUTSTANDING NOTES IN AMOUNTS EXCEEDING OUR EXISTING CASH AND CASH EQUIVALENTS, WHICH NOTES ARE PAST DUE.

         As of June 30, 2007, we had issued $786,100 of convertible notes payable to fund our initial operations while primary financing could be secured. All such notes were due and payable on December 31, 2006 or May 31, 2007. The amounts payable under our outstanding notes in the current fiscal year exceed our current cash and cash equivalents. The holders of such notes have not provided notice of default, demanded payment or commenced legal action, but have the right to pursue remedies available at law and under governing documents. The exercise and pursuit of such rights could result in our insolvency.

         OUR ACCOUNTANTS HAVE INCLUDED AN EXPLANATORY PARAGRAPH IN OUR FINANCIAL STATEMENTS REGARDING OUR STATUS AS A GOING CONCERN.

         Our audited consolidated financial statements included in the Form 10-QSB were prepared on the assumption that we will continue as a going concern. Our independent registered public accounting firm has stated that it substantially doubts our ability to continue as a going concern in a report dated January 25, 2007. This doubt is based on the fact that we have only recently been formed, have yet to establish profitable operations, need to raise additional capital in order to fund our business plan and have a working capital deficit.

         IF WE FAIL TO DEVELOP OUR BRAND RECOGNITION, OUR ABILITY TO COMPETE IN A HIGHLY FUNGIBLE RESTAURANT-MARKET WILL BE IMPAIRED.

         The foodservice industry is intensely competitive with respect to the quality and value of food products, service, price, dining experience and location. We compete with major restaurant chains, some of which dominate the industry. Our competitors also include a variety of mid-price, full-service casual-dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food restaurants, as well as supermarkets and convenience stores. Our competitors have substantially greater brand recognition, as well as greater financial, marketing, operating and other resources than we have, which may give them competitive advantages. The fast-casual and quick-services restaurant segments are growing rapidly with numerous restaurant chains competing for quality site locations. Suitable locations for our restaurants may be difficult to locate or we may be unable to finance the acquisition of such locations. Our competitors could also make changes to pricing or other marketing strategies which may impact us detrimentally. As our competitors expand operations, we expect competition to intensify. Such competition could prevent us from generating significant revenue, which is necessary to sustain our operations in the long term.

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

         WE MAY BE UNABLE TO ESTABLISH A SIGNIFICANT NUMBER OF
RESTAURANT-MARKETS OR KIOSKS.

         Many factors may affect our ability to establish new modular restaurant-markets and kiosks, including:

         o    identification and availability of suitable locations;
         o    competition for modular restaurant-market sites;
         o    negotiation of favorable lease or purchase arrangements;
         o management of the costs of construction and development of new modular restaurant-markets;
         o securing required governmental approvals and permits and complying with governmental regulations;
         o    recruitment of qualified operating personnel;
         o    labor disputes;
         o    shortages of materials and skilled labor;
         o    environmental concerns; and
         o other increases in costs, any of which could give rise to delays or cost overruns.

         If we are not able to establish and expand our modular restaurant-market business, our revenues will not grow as expected, which would inhibit our ability to continue operations in the long term.

         WE ARE DEPENDENT UPON RECIPES AND OTHER PROPRIETARY INFORMATION LICENSED TO US BY SMOKY SYSTEMS, LLC AND MAY NOT BE ABLE TO CONTINUE OUR CURRENT OPERATIONS WITHOUT SUCH INTELLECTUAL PROPERTY.

         We rely on Smoky Systems, LLC to provide the recipes, trademarks, basic modular restaurant-market design, and other intellectual property for our smoked-foods processing, marketing, branding and operations. The license under which we license this intellectual property is effective for the term of the license agreement, which has limited terms and may be terminated early following an uncured material breach or may not be renewed upon expiration. The license agreement is for a fixed term of 10 years, with renewal options for four additional 10-year terms, but is terminable 90 days following any uncured breach or in connection with a bankruptcy or similar event. In addition, our license to such rights ceases to be exclusive if our annual revenues from licensed products does not equal or exceed $30 million by 2011. A termination or nonrenewal of the license agreement, or even a loss of our exclusivity, would result in a substantial decrease in revenue, cause significant harm to our business, and possibly force us to discontinue operations. In the future, irrespective of our license with Smoky Systems, we may be unable to continue to obtain needed services or licenses for needed intellectual property on commercially reasonable terms, or at all, which would harm our ability to continue production, our cost structure and the quality of our products or services.

         THE RISK OF PRODUCT CONTAMINATION AND RECALL MAY HARM OUR PUBLIC IMAGE AND RESULT IN DECREASED REVENUES AND HARM TO OUR BUSINESS.

         There is a risk that our food processor could produce contaminated meat or other products that we would ship or serve at our restaurant-markets or kiosks. If such an event occurs, we may be required to recall our products from retail stores, affiliate warehouses and from the restaurant outlets being served. A product recall would increase costs, result in lost revenues, and harm our public relations image, in addition to exposing us to liability for any personal injury resulting from such contamination.

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

         ADVERSE PUBLICITY REGARDING FISH, POULTRY OR BEEF COULD NEGATIVELY IMPACT OUR BUSINESS.

         Our business can be adversely affected by reports regarding mad cow disease, Asian flu, meat contamination within the U.S. generally or food contamination generally. In addition, concerns regarding hormones, steroids and antibiotics may cause consumers to reduce or avoid consumption of fish, poultry, or beef. Any reduction in consumption of fish, poultry, or beef by consumers, would harm our revenues, financial condition and results of operations.

         OUR SUPPLY CHAIN MAY BE SUBJECT TO SHIPPING LOSSES, VARIOUS ACCIDENTS, OR SPOILAGE, WHICH WOULD DECREASE REVENUES AND POTENTIALLY LEAD TO A LOSS OF CUSTOMERS.

         We have contracted with a food processor that is responsible for shipping our processed products to our regional distribution centers or to the destinations of orders placed by retail and wholesale marketing affiliates. Shipping losses, various accidents and product spoilage during this process may lead to decreased sales, potentially disgruntled commercial customers and possible shortages at our distribution centers and retail locations. Repeated or extensive problems of this nature would harm our reputation and revenues.

         WE MAY LOSE OUR PROCESSOR AFFILIATION OR EXPERIENCE A BREAKDOWN IN OUR SINGLE PROCESSING OVEN SYSTEM, SUBSTANTIALLY HARMING OUR ABILITY TO GENERATE REVENUES UNTIL ANOTHER PROCESSOR IS LOCATED.

         We are completely dependent upon Mary Ann's Specialty Foods, Inc., or Specialty Foods, and upon a single oven-system located at Specialty Foods, to produce our smoked foods in order to operate the business and generate revenue. If our oven systems break down, become contaminated or are removed from Specialty Foods' facility, we would experience an interruption in our ability to supply products to customers. This would harm our relationships with our customers and Internet affiliates, and harm our revenues in the short run. Any long-term interruptions in our ability to produce smoked foods would significantly limit our ability to continue operations.

         WE ARE DEPENDENT UPON KEY PERSONNEL TO MANAGE BUSINESS, AND THE LOSS OF SUCH PERSONNEL COULD SIGNIFICANTLY IMPAIR OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN.

         We are highly dependent upon the efforts of management, particularly Edward C. Feintech, our Chairman, President and Chief Executive Officer, and Toni L. Adams, our Secretary and Director of Operations. The number of qualified managers in the smoked-food industry is limited. As our business grows, we will need to recruit executive and senior level managers who are capable of implementing our business plan. The eCommerce and restaurant industries are highly competitive, and we may be unable to attract qualified management personnel. If we are unsuccessful in retaining or attracting such employees, our ability to grow and service capacity will be harmed.

         In addition, the success of each Smoky Market foodservice concept will be largely dependent upon the efforts of local management. We may be unable to locate qualified persons willing to manage local stores under the terms we expect to offer. We may be required to increase salaries, benefits, and ownership beyond that anticipated, or management personnel we hire may have limited qualifications and may not perform as anticipated. We may also experience rapid turnover and unexpected legal and other costs associated with our compensation and/or ownership programs for local management. If we are unable to hire and maintain qualified, capable local management, our Smoky Market business may experience lower revenues and higher costs than expected.

         CERTAIN DIRECTORS OF OUR COMPANY ARE ALSO EXECUTIVES OF OUR AFFILIATE, SMOKY SYSTEMS, WHICH MAY LEAD TO A CONFLICT OF INTEREST.

         Our Chairman, President and Chief Executive Officer, Edward C. Feintech, as well as our Secretary and Director of Operations, Toni L. Adams, are both affiliated with our majority shareholder, Smoky Systems, LLC. Mr. Feintech is the current manager of Smoky Systems. Ms. Adams formerly assisted Smoky Systems with product testing and business model development and remains a member of Smoky Systems. In addition, Scott Bargfrede and Daniel Brune, our "independent" directors, hold minor interests (less than 1%) in Smoky Systems. We may be required to renegotiate our relationship with Smoky Systems, may experience disputes and litigation with Smoky Systems or otherwise have the interests of our shareholders generally be adverse to the interests of Smoky Systems. If a conflict arises, the overlap in management and conflicts may present fair and equitable resolution of any issues and leave our company vulnerable to shareholders derivative suits.

         WE EXPECT TO BEAR ALL FINANCIAL RISKS WITH RESPECT TO ANY CO-BRANDING RELATIONSHIPS.

         We have recently determined to seek to enter into relationships in which our food-service products would be sold, under a co-branding relationship, in the stores of complementary food chains. To date, we have not entered into any such agreements and may be unable to enter into such agreements on acceptable terms or at all. If we are able to entering into co-branding relationships, we expect to be required to pay a fee to the host venue in the form of rent, a royalty or a combination of the two and expect to bear all financial risks associated with establishing and operating the kiosks. As a result, we may never recoup our investment or earn revenues in excess of expenses on a co-branding relationship.

         WE EXPECT TO BE DEPENDENT ON A THIRD PARTY TO PROVIDE DESIGN AND MARKETING MATERIALS IN RELATION TO OUR RESTAURANT-MARKETS AND KIOSKS AND TO ASSIST IN DEVELOPMENT OF OUR GENERAL OPERATING AND MARKETING PLAN.

         We initially engaged Quantified Marketing Group, Inc., or QMG, to assist with the design of our restaurant-market building and with the creation of a formal business plan. As we roll out our business plan, we expect to engage QMG to assist in our development and execution of operating and marketing plans to launch and grow the Smoky Market foodservice brand on a national scale. We expect to rely on QMG for development of internal and external operating system control and reporting, real estate selection, our human resource program, senior and executive level management recruitment and expansion strategy planning and implementation. If we are unable to sign and to obtain financing for a long-term agreement with QMG, or if QMG fails to fulfill its obligations under any agreement that is signed, our ability to generate revenue will be delayed or reduced, and we will incur substantial costs in obtaining the necessary services to execute the roll out for our restaurant-markets and kiosks.

         LABOR DISPUTES AFFECTING COMMON CARRIERS AND FOODSERVICE DISTRIBUTORS MAY HAMPER OUR ABILITY TO DELIVER OUR PRODUCT TO CUSTOMERS AND HARM OUR BUSINESS.

         We will be dependent upon UPS and other package delivery contractors and foodservice distributors to ship Internet orders to customers and products to our foodservice concept outlets. Labor disputes involving package delivery contractors, or other events creating delays, unpredictability or lost increases in the express delivery market may significantly damage our shipping and delivery capability. This would increase our costs, likely cause us to fail to comply with delivery commitments to our customers and eventually harm our ability to generate revenues.

         OUR BUSINESS MAY BE AFFECTED BY INCREASED COMPENSATION AND BENEFITS COSTS.

         We expect labor costs to be a significant expense for our business. We may be negatively affected by increases in workers' wages and costs associated with providing benefits, particularly healthcare costs. Such increases can occur unexpectedly and without regard to our efforts to limit them. If such increases occur, we may be unable to pass them along to the consumer through product price increases, resulting in decreased operating results.

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

         FAILURE TO COMPLY WITH GOVERNMENTAL REGULATIONS COULD HARM OUR BUSINESS AND OUR REPUTATION.

         We will be subject to regulation by federal agencies and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurant-markets. These regulations include matters relating to:

         o    the environment;
         o    building construction;
         o    zoning requirements;
         o    worker safety;
         o    the preparation and sale of food and alcoholic beverages; and
         o    employment.

         Our facilities will need to be licensed and will be subject to regulation under state and local fire, health and safety codes. The construction of modular restaurant-markets will be subject to compliance with applicable zoning, land use, and environmental regulations. We may not be able to obtain necessary licenses or other approvals on a cost-effective and timely basis in order to construct and develop modular restaurant-markets in the future.

         Various federal and state labor laws will govern our operations and our relationship with our employees, including minimum wage, overtime, working conditions, fringe benefit, and work authorization or immigration requirements.

         If we elect to serve alcohol to our customers, we will be required to comply with the alcohol licensing requirements of the federal, state, and municipal governments having jurisdiction where our restaurant-markets are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of restaurant-markets, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state, or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurant-markets.

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

         OUR DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS HAVE EFFECTIVE CONTROL OF THE COMPANY, PREVENTING NON-AFFILIATE STOCKHOLDERS FROM SIGNIFICANTLY INFLUENCING OUR DIRECTION AND FUTURE.

         Our directors, officers, and 5% stockholders and their affiliates control approximately 95% of our outstanding shares of common stock and are expected to continue to control a majority of our outstanding common stock following any financing transactions projected for the foreseeable future. These directors, officers and affiliates effectively control all matters requiring approval by the stockholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, declarations of dividends and the election of directors. This concentration of ownership may also delay, defer, or prevent a change in control and otherwise prevent stockholders other than our affiliates from influencing our direction and future.

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

         OUR COMMON STOCK IS A "LOW-PRICED STOCK" AND SUBJECT TO REGULATION THAT LIMITS OR RESTRICTS THE POTENTIAL MARKET FOR OUR STOCK.

         Shares of our common stock may be deemed to be "low-priced" or "penny stock," resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock. In general, a low-priced stock is an equity security that:

         o    Is priced under five dollars;
         o Is not traded on a national stock exchange, the Nasdaq Global Market or the Nasdaq Capital Market;
         o Is issued by a company that has less than $5 million in net tangible assets (if it has been in business less than three years) or has less than $2 million in net tangible assets (if it has been in business for at least three years); and
         o Is issued by a company that has average revenues of less than $6 million for the past three years.

         We believe that our common stock is presently a "penny stock." At any time the common stock qualifies as a penny stock, the following requirements, among others, will generally apply:

         o Certain broker-dealers who recommend penny stock to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

         o Prior to executing any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers a disclosure schedule explaining the risks involved in owning penny stock, the broker-dealer's duties to the customer, a toll-free telephone number for inquiries about the broker-dealer's disciplinary history and the customer's rights and remedies in case of fraud or abuse in the sale.

         o In connection with the execution of any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers the following:
              o    bid and offer price quotes and volume information;
              o    the broker-dealer's compensation for the trade;
              o the compensation received by certain salespersons for the trade;
              o    monthly accounts statements; and
              o a written statement of the customer's financial situation and investment goals.

         IF YOU PURCHASE OUR COMMON STOCK YOU WILL EXPERIENCE A DILUTION OF YOUR EQUITY INTEREST.

         Our net tangible book value as of June 30, 2007 was $(1,331,425), or approximately $(.03) per each of the 44,050,000 shares of common stock then outstanding. Accordingly, new investors who purchase shares may suffer an immediate dilution of the difference between the purchase price per share and approximately $(.03) per share.


ITEM 3. CONTROLS AND PROCEDURES

         (a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company's principal executive officer and principal financial officer concluded that as of June 30, 2007, for the reasons and in the manner set forth in the following paragraph, the Company's disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

         In connection with this Report, the Company was required to file a Form 12b-25 requesting an extension being the original due date for filing of this Report. The Company's Chief Financial Officer works for the Company on a consulting basis with duties and responsibilities to other clients. The Company's CEO did not provide certain data to the CFO sufficiently in advance of the original due date for this Report, and as a result of such delay by the CEO and the outside duties of the CFO, the initial drafts of this Report and the financial statements contained therein were not circulated in early enough in order for all reviews to be completed, and errors fixed, prior to the original due date for filing this Report. Based upon this occurrence, the Company is taking steps to establish additional controls, procedures and arrangements with the intent of ensuring that future reports are recorded, process, summarize and reported within the time periods specified in the rules and forms of the SEC.

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


                           PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In addition to sales of unequity securities previously reported in current reports or periodic reports filed with the SEC, we offered and sold the following securities during the quarter ended June 30, 2007 and subsequent periods:

         Between May 10, 2007 and June 30, 2007, we issued an additional $167,000 in convertible promissory noteS, each of which bears interest at a rate of 9% per annum, was due May 31, 2007 and is convertible into common stock at the rate of $0.10 per share, together with warrants to purchase 1,670,000 shares of common stock, each with an exercise price of $0.25 per share during a nine-month term. The offering was terminated on May 30, 2007, after we had sold an aggregate of $786,100 in principal amount of convertible notes, together with warrants to purchase 7,861,000 shares of common stock. Such securities were offered and sold in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Rules 504 and 506 promulgated under the Securities Act and Section 4(2) of the Securities Act, based upon the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act; and (f) a Form D related to the offering was filed with the SEC.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of June 30, 2007, we had issued $786,100 of convertible notes payable to fund our initial operations. The convertible notes were due and payable on either December 31, 2006 or May 31, 2007. The holders of such notes have not provided notice of default but have the right to accelerate principal and interest payments and pursue remedies available at law and under governing documents. As of the date of this filing, no holders of the convertible notes have made any payment demands or filed any legal actions in connection with our failure to pay off the convertible notes as they became due. The amounts payable under the convertible notes in the current fiscal year exceed our current cash and cash equivalents. Consequently, the exercise and pursuit of such rights could result in our insolvency.


ITEM 6.  EXHIBITS

     See the Exhibit Index attached hereto following the signature page.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Smoky Market Foods, Inc.
                                      -----------------------------------


     August 20, 2007                      By: /s/ Edward C. Feintech
----------------------------          -----------------------------------
           Date                        Edward C. Feintech, President &
                                           Chief Executive Officer


      August 20, 2007                      By: /s/ Shane Campbell
----------------------------          -----------------------------------
           Date                                 Shane Campbell
                                           Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                      EXHIBIT                        INCORPORATED BY REFERENCE/ FILED HEREWITH
-----------  -------------------------------------------------  -------------------------------------------
    3.1      Articles of Incorporation                          Incorporated by reference to Registration
                                                                Statement on Form 10-SB filed on July 31,
                                                                2006, File No. 000-52158

    3.2      By-laws                                            Incorporated by reference to Registration
                                                                Statement on Form 10-SB filed on July 31,
                                                                2006, File No. 000-52158

    4.1      Form of Stock Certificate                          Incorporated by reference to Registration
                                                                Statement on Form 10-SB filed on July 31,
                                                                2006, File No. 000-52158

    4.2      Form of warrant (accompanying Convertible Note)    Incorporated by reference to the Quarterly
                                                                Report on Form 10-QSB filed on May 14,
                                                                2007, File No. 000-52158

   10.1      Form of 9% Convertible Promissory Note             Incorporated by reference to the Quarterly
                                                                Report on Form 10-QSB filed on May 14,
                                                                2007, File No. 000-52158

   31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief    Filed herewith
             Executive Officer

   31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief    Filed herewith
             Financial Officer

   32.1      Section 1350 Certification of Chief Executive      Filed herewith
             Officer

   32.2      Section 1350 Certification of Chief Financial      Filed herewith
             Officer

_________________________________________