Form 10QSB
period 2007-09-30
SMOKY MARKET FOODS INC
filed 2007-11-14
CIK 1370544

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _________________ TO ____________________________



                            SMOKY MARKET FOODS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             NEVADA                     000-52180                20-4748589
 ----------------------------     ---------------------      -------------------
 (State or other jurisdiction     (Commission File No.)        (IRS Employer
      of incorporation)                                      Identification No.)

                                 804 ESTATES DR.
                                    SUITE 100
                                 APTOS, CA 95003
        -----------------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

As of November 10, 2007 the issuer had 53,199,080 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]     No [X]

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 Balance Sheets
                                 --------------

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 2007            2006
                                                              (UNAUDITED)     (AUDITED)
                                                              -----------    -----------
ASSETS:
-------
Current Assets
     Cash                                                     $   358,893    $   108,120
     Accounts receivable, net of allowance                             --          1,877
     Inventory                                                     15,493         13,694
                                                              -----------    -----------

     Total Current Assets                                         374,386        123,691

Property & Equipment, net of accumulated depreciation             167,910        184,163

Other Assets
     Deferred financing and compensation costs                    428,247         96,465
     Intangible asset                                              40,000         40,000
     Deposits                                                       2,683          2,683
                                                              -----------    -----------
     Total Other Assets                                           470,930        139,148
                                                              -----------    -----------

     Total Assets                                             $ 1,013,226    $   447,002
                                                              ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
-----------------------------------------------
Current Liabilities
     Accounts payable                                         $   288,228    $   222,473
     Accrued interest                                                  --         14,460
     Convertible notes                                                 --        483,600
     Current maturities of capital lease obligations               16,660         13,407
                                                              -----------    -----------

     Total Current Liabilities                                    304,888        733,940

Long-term Liabilities
     Capital lease obligatons, less current maturities             17,956         30,962
                                                              -----------    -----------

     Total Liabilities                                            322,844        764,902
                                                              -----------    -----------

Stockholders' Equity (Deficit)
     Preferred Stock, par value $.001, 10,000,000 shares
        authorized; no shares issued and outstanding                   --             --
     Common Stock, par value $.001, 200,000,000 shares
        authorized: 53,199,080 issued and outstanding at
     September 30, 2007 and 41,600,000 at December 31, 2006        53,199         41,600
     Other paid-in capital                                      1,940,709        158,400
     Warrants issued                                              137,602        106,619
     Deficit accumulated during the development stage          (1,441,128)      (624,519)
                                                              -----------    -----------
     Total Stockholders' Equity (Deficit)                         690,382       (317,900)
                                                              -----------    -----------

Total Liabilities and Stockholders' Deficit                   $ 1,013,226    $   447,002
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



                                    SMOKY MARKET FOODS, INC.
                                  (A DEVELOPMENT STAGE COMPANY)

                                    Statements of Operations
                                    ------------------------


                              THREE MONTHS ENDED                            APRIL 18, 2006
                                 SEPTEMBER 30,          NINE MONTHS ENDED   (INCEPTION) TO
                         ----------------------------      SEPTEMBER 30,     SEPTEMBER 30,
                             2007            2006              2007              2006
                          (UNAUDITED)     (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
                         ------------    ------------      ------------      ------------


Revenue                  $        642    $        296      $      1,374      $        720

Cost of Goods Sold                257             178             1,182               288
                         ------------    ------------      ------------      ------------

Gross Profit                      385             118               192               432

Operating Expenses            246,463         153,494           763,933           298,673
                         ------------    ------------      ------------      ------------

Operating Loss               (246,078)       (153,376)         (763,741)         (298,241)
                         ------------    ------------      ------------      ------------

Other Income (Expense)
   Interest Income                 --              --               887                --
   Interest Expense           (17,050)         (9,647)          (53,755)          (17,893)
                         ------------    ------------      ------------      ------------

Other Expense - Net           (17,050)         (9,647)          (52,868)          (17,893)
                         ------------    ------------      ------------      ------------

Net (Loss)               $   (263,128)   $   (163,023)     $   (816,609)     $   (316,134)
                         ============    ============      ============      ============

Basic and Diluted
   (Loss) per Share:
      Basic and Diluted  $     (0.006)   $     (0.004)     $     (0.019)     $     (0.008)
                         ============    ============      ============      ============

   Weighted Average
      Number of Shares     47,208,027      40,300,000        44,013,787        40,300,000
                         ============    ============      ============      ============


           The accompanying notes are an integral part of these financial statements.



                                            SMOKY MARKET FOODS, INC.
                                          (A DEVELOPMENT STAGE COMPANY)

                                  Statements of Stockholders' Equity (Deficit)
                                  --------------------------------------------

                                                                                                      DEFICIT
                                                                                     ADDITIONAL     ACCUMULATED
                                               COMMON STOCK              OTHER         PAID-IN      DURING THE
                                        --------------------------      PAID-IN       CAPITAL -     DEVELOPMENT       TOTAL
                                          SHARES          AMOUNT        CAPITAL       WARRANTS         STAGE        (DEFICIT)
                                        -----------    -----------    -----------    -----------    -----------    -----------

BALANCE, APRIL 18, 2006 (INCEPTION)              --    $        --    $        --    $        --    $        --    $        --

Common shares issued to related party
   Smoky Systems, LLC                    40,000,000         40,000             --             --             --         40,000
Common shares issued to
   officers/directors                       300,000            300         29,700             --             --         30,000
Common shares issued to
   supplier                                  50,000             50          4,950             --             --          5,000
Common shares issued to
   financial consultant                   1,250,000          1,250        123,750             --             --        125,000
Issuance of 1,425,000 stock options
   to officers/directors - warrant
   agreement                                     --             --             --        106,619             --        106,619
Net (Loss) for the period 4/18/06
   to 12/31/06                                   --             --             --             --       (624,519)      (624,519)
                                        -----------    -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 2006 (AUDITED)     41,600,000         41,600        158,400        106,619       (624,519)      (317,900)

Common shares issued to
   financial consultant                     100,000            100          9,900             --             --         10,000
Common shares issued to an
   individual for endorsement rights        500,000            500         49,500             --             --         50,000
Common shares issued to an
   individual for consulting services        25,000             25          2,475             --             --          2,500
Common shares issued to the
   CEO as compensation                    1,500,000          1,500        148,500             --             --        150,000
Common shares issued to
   investment banker                        325,000            325         32,175             --             --         32,500
Issuance of 425,000 options to
   the CEO as compensation                       --             --             --         30,983             --         30,983
Valuation of common stock
   conversion priviledges to
   convertible debtholders                       --             --        242,857             --             --        242,857
Common shares issued to
   investor                                 628,571            629        301,371             --             --        302,000
Common shares issued to
   financial consultant                     400,000            400        191,600             --             --        192,000
Cancellation of common shares
   previously issued to
   investment banker                       (325,000)          (325)       (32,175)       (32,500)
Conversion of convertible debt
   to common shares                       8,445,509          8,445        836,106             --             --        844,551
Net (Loss) for the Nine Months
   Ended 9/30/07                                 --             --             --             --       (816,609)      (816,609)
                                        -----------    -----------    -----------    -----------    -----------    -----------

BALANCE, SEPTEMBER 30,
   2007 (UNAUDITED)                      53,199,080    $    53,199    $ 1,940,709    $   137,602    $(1,441,128)   $   690,382
                                        ===========    ===========    ===========    ===========    ===========    ===========


                   The accompanying notes are an integral part of these financial statements.



                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            Statements of Cash Flows
                            ------------------------

                                                                      APRIL 18,
                                                        NINE MONTHS     2006
                                                           ENDED     (INCEPTION)
                                                         SEPTEMBER   TO SEPTEMBER
                                                         30, 2007     30, 2006
                                                        (UNAUDITED)  (UNAUDITED)
                                                         ---------    ---------

Operating Activities
      Net (Loss)                                         $(816,609)   $(316,134)
      Stock-based financing and compensation costs         346,458       25,096
      Depreciation                                          25,223       11,909
      Adjustments to reconcile net loss to cash used
        in operating activities:
          (Increase) decrease in accounts receivable         1,877           --
          (Increase) decrease in inventory                  (1,799)      (6,617)
          Increase (decrease) in accounts payable           65,756      193,056
          Increase (decrease) in accrued interest           43,991        6,695
                                                         ---------    ---------

Net Cash (Used) by Operating Activities                   (335,103)     (85,995)
                                                         ---------    ---------

Investing Activities
      Purchase of property and equipment                    (8,971)    (128,022)
      Deposits                                                  --         (183)
                                                         ---------    ---------

Net Cash (Used) by Investing Activities                     (8,971)    (128,205)
                                                         ---------    ---------

Financing Activities
      Proceeds from issuance of common stock               302,100           --
      Proceeds from issuance of convertible notes          302,500      278,600
      Principal payments on capital lease obligations       (9,753)          --
                                                         ---------    ---------

Cash Provided by Financing Activities                      594,847      278,600
                                                         ---------    ---------

Net Increase (Decrease) in Cash                            250,773       64,400

Cash, Beginning of Period                                  108,120           --
                                                         ---------    ---------

Cash, End of Period                                      $ 358,893    $  64,400
                                                         =========    =========


Supplemental Information:
      Interest Paid                                      $  (9,764)   $ (11,198)

      Income Taxes Paid                                  $      --    $      --

      Intangible Assets Acquired in Exchange
        for Common Stock                                 $      --    $  40,000

      Convertible Promissory Notes and Accrued
        Interest Exchanged for Common Stock              $ 844,551    $      --





   The accompanying notes are an integral part of these financial statements.


                                       6

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Smoky Market Foods, Inc, (the "Company") is a development stage company that was incorporated on April 18, 2006 under the laws of the State of Nevada.

The Company intends to engage in the development, operation, franchising, and licensing of fast service casual restaurants. The restaurants will feature proprietary menu items and emphasize the preparation of food with high quality ingredients developed under the Smoky Market(TM) brand, as well as unique recipes and special seasonings to provide high quality food at competitive prices. Traditional restaurants will feature dine-in, carryout and, possibly in some instances, drive-thru or delivery service. Non-traditional units are expected to include express locations and kiosks which have a more limited menu and operate in non-traditional locations like airports, gasoline service stations, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient. The Company may also engage in other retail or wholesale distribution strategies intended to exploit the Smoky Market brand. As of the balance sheet date, the Company had minimal operations and in accordance with Statements on Financial Accounting Standards No. 7 is considered to be in the development stage.

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

INTERIM FINANCIAL STATEMENTS

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

ACCOUNTS RECEIVABLE

The Company writes off accounts receivable against the bad debt allowance when the Company determines a balance is uncollectible. Management has determined that the bad debt allowance is appropriately established at $-0-.

INVENTORY

Inventory consists of Smoky Market food items and branded packaging. It is valued at the lower of cost or market using the average cost method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets' estimated economic lives, which range from 3 to 25 years. Property and equipment were as follows as of September 30, 2007:

        Processing Equipment             $ 104,771
        Smallwares                           3,765
        Transportation Equipment            10,077
        Operating Equipment                 36,632
        Office Equipment                    29,112
        Software                            27,831
                                         ---------
                                           212,188
        Accumulated depreciation           (44,278)
                                         ---------
                                         $ 167,910
                                         =========


FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value. The carrying value of the Company's capitalized leases approximated their fair value based on the current market conditions for similar debt instruments.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. As of September 30, 2007, management believes that there is no impairment of long-lived assets.

REVENUE RECOGNITION

As of September 30, 2007, the Company was still in the development stage. As such, the only revenue consisted of minimal amounts of ecommerce sales. Such sales are recognized at the time of shipment.

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

NET (LOSS) PER COMMON SHARE

The Company follows SFAS 128, "Earnings per Share." Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares, outstanding stock options, and the equivalent number of common shares that would have been outstanding had the convertible debt holders converted their debt instruments to common stock. All potential dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has experienced losses since inception which relate mainly to the Company's search for debt and equity financing necessary to carry out its business plan. The Company incurred net losses of $263,128, $176,368 and $133,884 for the quarters ended September 30, 2007, June 30, 2007 and March 31, 2007, respectively. Additionally, the Company incurred a $624,519 loss for the period starting April 18, 2006 (Inception) though December 31, 2006. The Company has had no material revenue generating operations since inception.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


NOTE 3.  CONVERTIBLE DEBT

The Company has issued a series of convertible promissory notes to individual private investors for a total of $786,100. The notes bear interest at an annual 9% rate and the principal balances including accrued interest are convertible into common stock at the rate of $.10 per share. As of September 30, 2007, the convertible notes and related accrued interest of $58,451 were converted to 8,445,509 common shares.

NOTE 4.  CAPITAL LEASE OBLIGATIONS

The Company assumed multiple lease obligations in the transaction described in
Note 6. The leases have been capitalized and are reflected as liabilities on the balance sheet.

Future lease obligations are as follows for the twelve months ending September
30:

       Minimum lease payments:
          2008                                        $12,957
          2009                                         25,916
          2010                                          7,842
                                                      -------
          Total                                        46,715
       Amounts representing interest                   12,099
                                                      -------
       Present value of minimum lease payments         34,616
       Current portion                                 16,660
                                                      -------
       Long-term portion                              $17,956
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

Preferred Stock
---------------

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company's preferred stock at $.001 per share. Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. As of September 30, 2007, no preferred shares had been issued.

STOCK TRANSACTIONS:

In April 2006, the Company issued 40,000,000 shares of its $.001 par value common stock to Smoky Systems, LLC in exchange for assets valued at $40,000.

In May 2006, the Company issued 1,300,000 stock options to officers/directors, then another 162,500 in October 2006 in warrant purchase agreements. The combined awards were valued at $106,619.

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

In May 2007, the Company issued 1,500,000 shares of its $.001 par value common stock as an award to the CEO. Additionally, the CEO was granted another 450,000 in May 2007, 25% of which vested immediately, with the remainder to vest over 48 months. The shares were valued at $.10 per share.

Also in May 2007, the Company issued 325,000 shares of its $.001 par value common stock to an investment banking firm in exchange for services valued at $32,500. The shares were valued at $.10 per share (see update below).

In June 2007, the Company issued 100,000 of its $.001 par value common stock to a consultant in exchange for services valued at $9,900 plus cash of $100. The shares were valued at $.10 per share.

In September 2007, the Company issued 628,571 of its $.001 par value common stock to an individual investor in exchange for $302,000, or $.48 per share.

Also in September, 2007, the Company issued 400,000 of its $.001 par value common stock to a financial consultant in exchange for services. The services were valued at $192,000, based on 400,000 shares given at $.48 per share.

Also in September 2007, the Company cancelled 325,000 of its $.001 par value common stock previously issued in May 2007 to an investment banking firm. It was discovered that the firm was no longer qualified by the SEC to perform the agreed upon services, so the transaction was rescinded.

Also in September 2007, the Company retired $786,100 in convertible promissory notes and related accrued interest of $58,451, for a total debt retirement of $844,551. The debt and accrued interest was exchanged for 8,445,509 shares of $.001 par value common stock at the conversion rate of $.10 per share, pursuant to the multiple promissory note agreements.


NOTE 6.  RELATED PARTY TRANSACTIONS

As discussed in Note 5, the Company issued 40,000,000 shares of common stock to a related party, Smoky Systems, LLC in exchange for a license to certain assets. The license entitles Smoky Market Foods, Inc. to the use of certain assets developed by Smoky Systems, LLC. The licensed assets include intellectual property such as trademarks, copyrights, telephone numbers, email addresses, marketing collateral and other branded materials that will be utilized by management to exploit the Smoky Market brand.

Management assigned a nominal value of $40,000 to such assets in this related party transaction. The 40,000,000 shares were therefore issued at the $.001 par value per share.

Subsequently in 2006, the Company purchased certain tangible assets from Smoky Systems in a bulk asset purchase. The purchase was consummated at Smoky Systems, LLC's net book value on such assets.

The transaction is summarized as follows:

                Property and equipment acquired                         $163,628
                Less assumed capital leases                               52,048
                                                                        --------
                Net purchase price                                      $111,580
                                                                        ========

NOTE 7.  COMMITMENTS & SUBSEQUENT EVENTS

During 2007, the Company retained the services of a consultant (the "Consultant") who is assisting the company in obtaining debt financing and other corporate finance initiatives. The Consultant was granted 1,250,000 common shares and $25,000 as compensation under the terms of the agreement. The fair value of such shares was reflected as an operating cost in the statement of operations. The Company will likely renew the consulting agreement in Q4 2007 under a similar compensation structure.

On October 31, 2007, the Company entered into an Investment Agreement dated October 30, 2007 (the "Investment Agreement") with Dutchess Private Equities Fund Ltd., a Cayman Islands exempted company ("Investor"). The Investment Agreement, which is in the form of an equity line of credit, affords the Company with the right to require Investor to purchase, subject to terms and conditions set forth in the Investment Agreement, up to $10,000,000 of the Company's common stock (the "Common Stock") at a seven percent discount to the market price in increments of up to the greater of (i) $250,000, and (ii) 200% of the average daily volume of the Common Stock for the ten trading days preceding the put notice multiplied by the average of the best bid prices for the three trading days immediately preceding the after Investor receives the put notice. The term of the Investment Agreement is three years.

Pursuant to the terms of the Investment Agreement, the Company and Investor also executed a Registration Rights Agreement dated as of the same date (the "Registration Rights Agreement") pursuant to which the Company is required to file a registration statement (the "Registration Statement") registering the re-sale of the Common Stock issued under the Investment Agreement. The Registration Rights Agreement requires the Company to file the Registration Statement on Form SB-2 within 21 days of the date of the Registration Rights Agreement and to use all commercially reasonable efforts to cause the Registration Statement to become effective within 120 days after the date of the Registration Rights Agreement. In addition, the effectiveness of the Registration Statement is a condition precedent to the Investor's obligation to make purchases under the Investment Agreement.

The Company is obligated to keep the Registration Statement effective until the earlier to occur of the date on which (i) Investor has sold all Common Stock it purchases under the Investment Agreement; or (ii) Investor has no right to acquire any additional shares of Common Stock under the Investment Agreement. The Registration Rights Agreement prohibits the Company from filing any other registration statement for other securities until thirty calendar days after the Registration Statement is declared effective by the SEC. The Registration Rights Agreement includes customary provisions related to indemnification of Investor and continued effectiveness of the registration statement.

The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan. Information relating to options issued through September 30, 2007 under this plan is as follows:

                                                     WEIGHTED
                                                     OPTIONS       NUMBER OF   AVERAGE
                                                    AVAILABLE       OPTIONS    EXERCISE
OPTION DISCLOSURES                                  FOR GRANT       GRANTED     PRICE
-----------------------------------------------     ----------    ----------   --------
Balances as of April 18, 2006 (Inception)                   --            --         --
  Shares reserved                                    6,500,000            --         --
  Options granted                                   (1,462,500)    1,462,500   $   0.10
  Options exercised                                         --            --         --
  Options canceled                                          --            --         --
                                                    ----------    ----------   --------
BALANCES AS OF DECEMBER 31, 2006                     5,037,500     1,462,500   $   0.10
  Shares reserved                                           --            --         --
  Options granted                                           --            --       0.10
  Options exercised                                         --            --         --
  Options canceled                                          --            --         --
                                                    ----------    ----------   --------
BALANCES AS OF MARCH 31, 2007                        5,037,500     1,462,500   $   0.10
  Shares reserved                                           --            --         --
  Options granted                                     (450,000)      450,000   $   0.10
  Options exercised                                         --            --         --
  Options canceled                                          --            --         --
                                                    ----------    ----------   --------
BALANCES AS OF JUNE 30, 2007                         4,587,500     1,912,500   $   0.10
  Shares reserved                                           --            --         --
  Options granted                                           --            --         --
  Options exercised                                         --            --         --
  Options canceled                                          --            --         --
                                                    ----------    ----------   --------
BALANCES AS OF SEPTEMBER 30, 2007                    4,587,500     1,912,500   $   0.10
                                                    ==========    ==========   ========

The assumptions used in computing fair value of options is as follows:

Expected stock price volatility                           75.0%
Risk-free interest rate                                    4.7%
Expected term (years)                                     7.00
Weigted-aveage fair value of stock options granted     $ 0.073

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This section may include projections and other forward-looking statements regarding management's expectations regarding our performance. You should not place undue reliance on such projections and forward looking statements, and, when considering such projections and forward-looking statements, you should keep in mind the risk factors noted throughout this Form 10-QSB. You should also keep in mind that all projections and forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. See the "Risks related to our Business and Operations" section.


GENERAL BUSINESS MODEL AND EXPANSION

         Our general business model is to commercially produce and market a healthful product line of wood-smoked protein foods including beef, pork, poultry, lamb and fish, and related recipe products that are fully cooked and packaged for convenient preparation by consumers and commercial end-users. We plan to market and sell such food products under the Smoky Market(R) brand principally through company-owned restaurant-stores & kiosks, and in time, through Internet sales.

         COMPANY-OWNED RESTAURANT-STORES AND KIOSKS. We plan to roll out Smoky Market restaurant-stores (the "Stores"). The Stores will range in size from 1,200 square feet to 3,600 square feet and consist of two building types; modular pre-fabricated buildings that are installed on-site and buildings of leased space in shopping centers or free-standing. The Stores will also be constructed in the form of modular, self-contained kiosks that are approximately 150 square feet for placement inside high-traffic venues. The Stores will feature selections of the smoked foods and recipe dishes for foodservice, and customers will also be able to purchase Smoky Market brand packaged products through refrigerated display merchandisers or buy individual portions through old-style, personalized deli-case service.

         We successfully tested our applications for preparation of our food products in a restaurant located in Los Gatos, California for three months from October through December 2006. Assuming the availability of capital, we intend to acquire the assets and leasehold rights of this Los Gatos restaurant before the end of 2007 and remodel the site into a prototype Smoky Market restaurant-store. Beginning in mid-2008, and assuming further availability of capital, we plan to open three stores in each of our five regional operating territories and then proceed to open 20 expansion stores in various U.S. locations. We expect this plan for development will enable us to maximize the operating and financial efficiencies of our production capcity.

         We intend to introduce a new form of franchising to grow and operate our chain, which we expect will involve the integration of typical franchise structure with the relationship benefits of a partnership; we are calling it a "Franship." We are exploring all the dynamics of the program at this time, but in general, we expect the Franship program to provide an incentive pay structure and possible equity-based incentives using company equity; however, we expect to retain actual ownership of Store locations.

         For inside placement of our modular kiosks, we are seeking to negotiate rollout agreements with venues such as large retail stores, airports, sports arenas, and convenience stores and other venues with high customer traffic counts. The structure of our transactions with prospective venues would involve either our renting space for the kiosk and paying a fixed amount of rent plus a percentage of sales, or licensing usage of the kiosk in which case the venue owner would purchase and operate the kiosk paying us a license fee, and we would also supply our smoked food product for which we would generate profit.

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

         INTERNET SALES. Assuming that we are successful in expanding our retail operations into all regions of the U.S., we plan to initiate a limited scope of operation to develop Internet sales. In addition to offering customers at our Stores access to on-line ordering for gifts and event catering, we plan to create marketing operations with selected eCommerce affiliates that are large Internet retail companies with substantial numbers of customer visits and certain consumer goods organizations such as the RV industry (12 million RV members). We will be required to pay varying amounts of fees and commissions to these affiliates in return for ad space on their home pages, with direct links to the Smoky Market Web site for convenient on-line ordering of Smoky Market foods. Direct marketing promotions targeted to the millions of RV users nationwide will expose the brand's quality and convenience to a consumer food buying group with enormous potential.

         CO-BRAND MENU SYSTEM FOODSERVICE. We have explored arrangements with complimentary food chains under which we would place self-contained kiosks or the equivalent within theirs stores as part of a co-branding relationship. The focus of our efforts, is on the establishment of our Stores in multiple regions in the U.S. in order to establish our brand. As a result, until we have opened a number of Stores in a number of regions, we do not expect to actively seek cobranding relationships.

FOOD PRODUCTION & DISTRIBUTION

         We presently outsource, and for the foreseeable future, expect to continue to outsource, our commercial smoked food processing to Mary Ann's Specialty Foods ("Specialty Foods"). Specialty Foods is a USDA-approved contract food processing company located in Webster City, Iowa. It operates an 80,000 square foot processing facility located on 10 acres of family-owned land and is responsible for our food production and distribution requirements. In order to establish production capability and complete the development of our smoked food products, we entered into an Amended and Restated Processing Agreement dated July 1, 2006 with Specialty Foods.

         Pursuant to the processing agreement, Specialty Foods has agreed to process the smoked meats for our business in return for a processing fee equal to its actual costs of production, including allocable overhead, plus a fixed fee designed to give Specialty Foods a net profit of not less than $35,000 per month from the operation of two 10-hour shifts of processing for us. The agreement is based upon a single oven capable of producing at least 100,000 pounds of smoked meat per month or more depending upon the production item mix. The term of the agreement is ten years, with an option to extend the agreement for an additional 10-year period (subject to early termination in the event of default).

         We plan to enter into arrangements with co-packing companies to produce our selection of gourmet recipe items including one-dish meals of smoked meat/fish pasta, casseroles, quiches, and pizzas but have not yet entered into any related agreements. Our production plan with co-packers for recipe items is to have Specialty Foods produce and ship required products in bulk cases direct to the respective co-packer for the item being produced, and the co-packer will incorporate the smoked meat or fish into the recipe as the primary ingredient and then ship the co-packed products directly to our designated distribution centers.

         As we expand and need to add additional smoker ovens, we will be required to expand our relationship with Specialty Foods (or other processors) on such terms as are mutually agreed upon by the parties. Considering the size of Specialty Food's surrounding 10 acre area, we believe that it would be in our best interests to expand production at this location, which may require our acquisition of the property and buildings owned by Specialty Foods.

EMPLOYEES

         Execution of our business plan as set forth above would, we believe, require the hiring of approximately 30 people over the next year to staff our corporate management team, our regional offices and those responsible for overseeing the process of procuring real estate (fee simple or lease) and arranging for the construction or placements of our Smoky Market outlets, and the hiring of initial management. This number excludes management and staffing at the Smoky Markets. The actual number of employees we will hire in the next 12 months depends upon our success in obtaining capital and how rapidly we can expand our operations.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2007, we had cash and cash equivalents of $358,893. We believe that this cash is sufficient to fund our basic expenses and related financing costs through December 31, 2007. To finance the launch foodservice concept operations, we will be required to raise additional capital, which we expect to raise through the issuance of debt, equity securities and/or warrants beginning in the fourth quarter of 2007. We believe that a minimum of approximately $1.5 million of financing would be required to commence our business plan and begin to generate revenue. We believe that it will require a minimum of $5 million of additional financing in order to execute the expansion phase of our business plan.

         Expected capital expenditures during the remainder of 2007 and early 2008 include principally the acquisition of at least one restaurant site for remodeling for an investment of approximately $250,000 and brand development costs related to restaurant design, marketing and collateral materials of approximately $200,000. Assuming the availability of certain locations and the availability of financing, an additional $500,000 would be spent to remodel and open two Stores.

         In addition, if our initial expansion plans are successful, we may need to make investments in additional production capacity; this will likely require the purchase of an existing food processing facility (possibly with a leaseback arrangement with the operator) in order that we may add additional space, ovens and/or buildings. We expect that this would require approximately $3 million in cash. We would expect to be able to fund a significant portion of such purchase price with secured debt, but would be required to raise capital through the issuance of equity securities for at least twenty-five percent, and possibly a larger percentage, of the purchase price.

         We recently entered into an investment agreement under which we have the right (referred to as a "put") to require the investor to purchase up to $10 million of our common stock at a 7% discount to the market price in increments of up to the greater of (i) $250,000, and (ii) 200% of the average daily volume of the common stock for the ten trading days preceding the put notice multiplied by the average of the best bid prices for the three trading days immediately preceding the after receipt of the put notice. The investor's obligations under the investment agreement are conditioned upon the satisfaction of certain conditions precedent, including the effective of a registration statement registering the re-sale of the shares of common stock subject to the respective put. We expect to file such registration statement during the month of November 2007 and to use our best efforts to cause it to be effective as soon as possible.

         We expect the above-described investment agreement to provide a significant portion of our working and expansion capital. However, because we are only permitted to issue puts in limited amounts (with approximately ten days minimum spacing between puts), we are seeking additional capital. We do not presently have commitments to provide financing. We are in discussions with various potential investors regarding private financings and are evaluating a placement agent-assisted private offering. In light of our absence of revenue and the early stage of development of our business plan, it is uncertain that we will be able to raise significant capital through the sale of our securities, and it is unlikely that we would qualify for commercial debt financing. If we are unable to obtain additional equity financing, we will be forced to significantly curtail our operations and proposed expansion, and our ability to continue as a going concern will be uncertain.


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

         Smoky Systems, LLC was established in 2000 and attempted to create a national smoked good business similar to that which we are attempting to establish. Smoky Systems was unable to generate significant revenues or profits, principally because it was not able to secure financing as a private company to formally launch operations. We have licensed our recipes, trademarks, basic modular restaurant design, and other intellectual property for our smoked-foods processing, marketing, branding and operations from Smoky Systems and are attempting to successfully implement a similar business plan under the same management team. We are subject to the same risks, including risks related to the raising of capital and the attractiveness of our business plan, as Smoky Systems, and may similarly be unable to generate significant revenues or profits.

         THE INEXPERIENCE OF OUR KEY MANAGEMENT, AND OUR LIMITED OPERATING HISTORY AND EVOLVING BUSINESS PLAN, MAKE IT DIFFICULT TO EVALUATE OUR PERFORMANCE AND FORECAST OUR FUTURE.

         We were formed in April 2006. Our key management individuals have experience in the restaurant industry, but have limited or no experience in Internet retailing, establishing a national food service business (directly or through franchise arrangements) or operating a reporting issuer. Our limited operating history and limited experience make it difficult to evaluate our ability to generate revenues, manage growth, obtain necessary capital, manage costs, create profits, and generate cash from operations. Specifically, our ability to do the following may be impaired:

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

         WE WILL BE UNABLE TO IMPLEMENT OUR BUSINESS PLAN IF WE CANNOT RAISE SUFFICIENT CAPITAL AND MAY BE REQUIRED TO PAY A HIGH PRICE FOR CAPITAL.

         As of September 30, 2007, we had $358,893 in cash and cash equivalents. We need to obtain a significant amount of additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

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

         OUR AUDITORS HAVE INCLUDED AN EXPLANATORY PARAGRAPH IN OUR FINANCIAL STATEMENTS REGARDING OUR STATUS AS A GOING CONCERN.

         Our audited consolidated financial statements included in the Form 10-QSB were prepared on the assumption that we will continue as a going concern. Our independent registered public accounting firm has stated that it substantially doubts our ability to continue as a going concern in a report dated January 25, 2007. This doubt is based on the fact that we have only recently been formed, have yet to establish profitable operations, and need to raise additional capital in order to fund our business plan.

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

         WE MAY BE UNABLE TO ESTABLISH A SIGNIFICANT NUMBER OF RESTAURANT-STORES OR KIOSKS.

         Many factors may affect our ability to establish new restaurant-stores and kiosks, including:

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

         If we are not able to establish and expand our restaurant-store or kiosk business, our revenues will not grow as expected, which would inhibit our ability to continue operations in the long term.

         WE ARE DEPENDENT UPON RECIPES AND OTHER PROPRIETARY INFORMATION LICENSED TO US BY SMOKY SYSTEMS, LLC AND MAY NOT BE ABLE TO CONTINUE OUR CURRENT OPERATIONS WITHOUT SUCH INTELLECTUAL PROPERTY.

         We rely on Smoky Systems, LLC to provide the recipes, trademarks, basic modular restaurant-market design, and other intellectual property for our smoked-foods processing, marketing, branding and operations. The agreement under which we license this intellectual property is effective for the term of the license agreement, which has limited terms and may be terminated early following an uncured material breach or may not be renewed upon expiration. The license agreement is for a fixed term of 10 years, with renewal options for four additional 10-year terms, but is terminable 90 days following any uncured breach or in connection with a bankruptcy or similar event. In addition, our license to such rights ceases to be exclusive if our annual revenues from licensed products does not equal or exceed $30 million by 2011. A termination or nonrenewal of the license agreement, or even a loss of our exclusivity, would result in a substantial decrease in revenue, cause significant harm to our business, and possibly force us to discontinue operations. In the future, irrespective of our license with Smoky Systems, we may be unable to continue to obtain needed services or licenses for needed intellectual property on commercially reasonable terms, or at all, which would harm our ability to continue production, our cost structure and the quality of our products or services.

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

         We are highly dependent upon the efforts of management, particularly Edward C. Feintech, our Chairman, President and Chief Executive Officer. The number of qualified managers in the smoked-food industry is limited. As our business grows, we will need to recruit executive and senior level managers who are capable of implementing our business plan. The eCommerce and restaurant industries are highly competitive, and we may be unable to attract qualified management personnel. If we are unsuccessful in retaining or attracting such employees, our ability to grow and service capacity will be harmed.

         In addition, the success of each Smoky Market foodservice concept will be largely dependent upon the efforts of local management. We may be unable to locate qualified persons willing to manage local stores under the terms we expect to offer. We may be required to increase salaries, benefits, and ownership beyond that anticipated, or management personnel we hire may have limited qualifications and may not perform as anticipated. We may also experience rapid turnover and unexpected legal and other costs associated with our compensation and/or ownership programs for local management. If we are unable to hire and maintain qualified, capable local management, our Company may experience lower revenues and higher costs than expected.

         CERTAIN DIRECTORS OF OUR COMPANY ARE ALSO EXECUTIVES OF OUR AFFILIATE, SMOKY SYSTEMS, WHICH MAY LEAD TO A CONFLICT OF INTEREST.

         Our Chairman, President and Chief Executive Officer, Edward C. Feintech, our Chief Information Officer, Dennis Harrison, and our Chief Financial Officer, Shane Campbell, are all affiliated with our majority shareholder, Smoky Systems, LLC. Mr. Feintech is the current manager of Smoky Systems. In addition, Scott Bargfrede and Daniel Brune, our "independent" directors, hold minor interests (less than 1%) in Smoky Systems. We may be required to renegotiate our relationship with Smoky Systems, may experience disputes and litigation with Smoky Systems or otherwise have the interests of our shareholders generally be adverse to the interests of Smoky Systems. If a conflict arises, the overlap in management and conflicts may present fair and equitable resolution of any issues and leave our company vulnerable to shareholders derivative suits.

         WE EXPECT TO BEAR ALL FINANCIAL RISKS WITH RESPECT TO ANY CO-BRANDING RELATIONSHIPS.

         We have recently determined to seek to enter into relationships in which our food-service products would be sold, under a co-branding relationship, in the stores of complementary food chains. To date, we have not entered into any such agreements and may be unable to enter into such agreements on acceptable terms or at all. If we are able to enter into co-branding relationships, we expect to be required to pay a fee to the host venue in the form of rent, a royalty or a combination of the two and expect to bear all financial risks associated with establishing and operating the kiosks. As a result, we may never recoup our investment or earn revenues in excess of expenses on a co-branding relationship.

         WE EXPECT TO BE DEPENDENT ON A THIRD PARTY TO PROVIDE DESIGN AND MARKETING MATERIALS IN RELATION TO OUR RESTAURANT-MARKETS AND KIOSKS AND TO ASSIST IN DEVELOPMENT OF OUR GENERAL OPERATING AND MARKETING PLAN.

         We have engaged Quantified Marketing Group or QMG, to assist with the design of our restaurant-stores and with the creation and execution of a formal business plan. As we roll out our business plan, we will rely upon QMG to assist in our development and execution of operating and marketing plans to launch and grow the Smoky Market foodservice brand on a national scale. We expect to rely upon QMG for development of internal and external operating system control and reporting, real estate selection, our human resource program, senior and executive level management recruitment and expansion strategy planning and implementation. If we are unable to sustain a long-term agreement with QMG, or if QMG fails to fulfill its obligations under specific project agreements that are signed, our ability to generate revenue will be delayed or reduced, and we will incur substantial costs in obtaining the necessary services to execute the roll out for our restaurant-stores and kiosks.

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

         Our directors, officers, and 5% stockholders and their affiliates control in excess of 75% of our outstanding shares of common stock and are expected to continue to control a majority of our outstanding common stock following any financing transactions projected for the foreseeable future. These directors, officers and affiliates effectively control all matters requiring approval by the stockholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, declarations of dividends and the election of directors. This concentration of ownership may also delay, defer, or prevent a change in control and otherwise prevent stockholders other than our affiliates from influencing our direction and future.

         THERE IS A PUBLIC MARKET FOR OUR STOCK, BUT IT IS THIN AND SUBJECT TO MANIPULATION.

         The volume of trading in our common stock is limited and can be dominated by a few individuals. The limited volume, if any, can make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time. An investor may find it difficult to dispose of shares of our common stock or obtain a fair price for our common stock in the market.

         THE MARKET PRICE OF OUR COMMON STOCK MAY BE HARMED BY OUR NEED TO RAISE CAPITAL.

         We have entered into an investment agreement under which we may, subject to certain conditions precedent, put up to $10 million in common stock to an investor in small increments. We are required to file a registration statement registering the re-sale of such common stock. The potential sale of such securities into to market by the investment may harm the market prices of our common stock. In addition, we will need to raise additional capital, through private placements or otherwise, in order to roll out our business plan. Because securities in private placements and other transactions by a company are often sold at a discount to market prices, this need to raise additional capital may also harm the market price of our common stock.

         THE MARKET PRICE FOR OUR COMMON STOCK IS VOLATILE AND MAY CHANGE DRAMATICALLY AT ANY TIME.

         The market price of our common stock, like that of the securities of other early-stage companies, is highly volatile. Our stock price may change dramatically as the result of announcements of our quarterly results, the rate of our expansion, significant litigation or other factors or events that would be expected to affect our business or financial condition, results of operations and other factors specific to our business and future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

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

         IF YOU PURCHASE OUR COMMON STOCK YOU WILL EXPERIENCE A DILUTION OF YOUR EQUITY INTEREST.

         Our net tangible book value as of September 30, 2007 was $690,382, or approximately $.013 book value per each of the 53,199,080 shares of common stock then outstanding. Accordingly, new investors who purchase shares at a price higher than $.013 net tangible book value per share will likely suffer an immediate dilution based on the disparity between their purchase price per share and the present $.013 net tangible book value per share.

ITEM 3.  CONTROLS AND PROCEDURES

         (a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company's principal executive officer and principal financial officer concluded that as of September 30, 2007, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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


                           PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In September 2007, we offered and sold 628,571 shares of our common stock to a single accredited investor at a purchase price of $0.48 per share. The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder, based upon the following: (a) the investor confirmed to us that the investor was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investor was provided with certain disclosure materials and all other information requested with respect to our company; (d) the investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 6.  EXHIBITS

     See the Exhibit Index attached hereto following the signature page.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Smoky Market Foods, Inc.
                                         ---------------------------------------


    November 14, 2007                          By: /s/ Edward C. Feintech
---------------------------              ---------------------------------------
          Date                              Edward C. Feintech, President &
                                                Chief Executive Officer

    November 14, 2007                            By: /s/ Shane Campbell
---------------------------              ---------------------------------------
          Date                                       Shane Campbell
                                                Chief Financial Officer

                                                EXHIBIT INDEX

  EXHIBIT NO.                           EXHIBIT                       INCORPORATED BY REFERENCE/ FILED HEREWITH
----------------  -----------------------------------------------    ------------------------------------------
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