Form 10KSB
period 2007-12-31
SMOKY MARKET FOODS INC
filed 2008-04-15
CIK 1370544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to


                        COMMISSION FILE NUMBER 000-52158

                            SMOKY MARKET FOODS, INC.
                 (Name of Small Business Issuer in its Charter)


                   NEVADA                                  20-4748589
     (State or Other Jurisdiction of           (IRS Employer Identification No.)
      Incorporation or Organization)


                           804 ESTATES DR., SUITE 100
                             APTOS, CALIFORNIA 95003
              (Address of Principal Executive Offices and Zip Code)

                    Issuer's Telephone Number: (866) 851-7787


Securities registered under to Section 12(b) of the Act: None     Name of exchange on which registered: N/A

Securities registered under to Section 12(g) of the Act:          Name of exchange on which registered: OTC Bulletin Board
     Common Stock, par value $.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

          ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR WERE $6,947

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2008 was $ 3,702,486 based upon the a price of $0.25 per share, the closing price on March 27, 2008 (the last day the Company's common stock traded prior to March 31, 2008). The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of March 31, 2008 was 59,056,988 shares, of which 14,809,944 were held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No  [X]

                                TABLE OF CONTENTS

PART I........................................................................1

Item 1.      Description Of Business..........................................1

Item 2.      Description of Property..........................................17

Item 3.      Legal Proceedings................................................17

Item 4.      Submission of Matters to a Vote of Security Holders..............17

PART II.......................................................................17

Item 5.      Market for Common Equity and Related Stockholder Matters.........17

Item 6.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................19

Item 7.      Financial Statements.............................................23

Item 8.      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.........................................23

Item 8A(T).  Controls and Procedures..........................................23

Item 8B.     Other Information................................................23

PART III......................................................................24

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act................24

Item 10.     Executive Compensation...........................................26

Item 11.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters..................................28

Item 12.     Certain Relationships and Related Transactions, and
             Director Independence............................................29

Item 13.     Exhibits.........................................................32

Item 14.     Principal Accountant Fees and Services...........................34

                           FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-KSB (this "Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements can be identified by the use of forward-looking words such as "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. These statements relate to our, and, in some cases, our clients' or business partners' future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statements. It is important to note that such statements may not prove to be accurate and that our actual results and future events will differ, and could differ materially, from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under "Item 1. Description of Business - Risk Factors." You are also encouraged to review our other filings with the Securities and Exchange Commission (the "SEC") describing other factors that may affect our future results. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         ORGANIZATION & BUSINESS MODEL

         We are a Nevada corporation incorporated in April 2006, with our principal office at 804 Estates Dr., Suite 100, Aptos, CA 95003. Our telephone number is (866) 851-7787. We are a development stage company that is in the process of securing capital to start revenue-producing operations.

         We use USDA-approved, custom-engineered, proprietary wood-burning oven technology to produce a complete line of Smoke-BakedTM meat and fish. We plan to sell smoked foods through the development of a national chain of stand-alone Smoky Market restaurant-stores and numerous self-contained kiosks that operate inside qualified high-traffic venues such as sports arenas, college campuses, corporate dining areas and airports. We plan to produce principal menu items in bulk at a centralized location. We expect to be able to deliver food of consistent size, taste and quality without the need to construct expensive ovens or to train skilled cooks to handle raw product at numerous locations. We believe this will permit our development of a national chain operation while keeping our in-store costs down.

         Assuming that we are successful in expanding our retail operations into all regions of the U.S., we plan to begin directly marketing and selling of our smoke-baked products on the Internet. In addition to offering customers at our Smoky Market restaurant-stores access to on-line ordering for gifts and event catering, we plan to create marketing operations with selected eCommerce affiliates that are large Internet retail companies with substantial numbers of customer visits and certain consumer goods organizations such as the RV industry.

         We have developed the core smoked-meat recipes for our proposed business, entered into an agreement with a commercial meat processor at which we have placed a proprietary oven capable of producing approximately 100,000 pounds of smoked meat per month, tested the re-heating process for our menu items and completed concept designs for our proposed restaurant-stores and kiosks. We do not yet have any restaurant-stores or kiosks in service, but we successfully tested our applications for preparation of our food products in a restaurant located in Los Gatos, California for three months from October through December 2006. We have entered into an agreement to acquire the assets and leasehold rights of this Los Gatos restaurant and expect to remodel the site into a prototype Smoky Market restaurant-store in 2008. Beginning in late 2008, and assuming the availability of capital, we plan to open additional stores in the Western region toward our goal of opening three stores in each of our five regional operating territories. We expect this plan for development will enable us to maximize the operating and financial efficiencies of our production capacity.

         MARKET OPPORTUNITY

         Our goal is to build a national chain of Smoky Market restaurant-stores and kiosks featuring one-dish meat and fish recipes that are prepared by our proprietary Smoke-Baking technique without the use of sodium, sugar, and chemical preservatives. Unlike other popular restaurant categories, the smoked-food/barbecue segment in which we compete does not include a widely recognized national chain. Where foodservice categories like pizza, subs, chicken, Mexican, Chinese, and burgers have total chain brand units numbering into the thousands, the largest barbecue restaurant chain in the country, Sonny's Barbecue, has approximately 150 stores. We believe that there is no large national chain in the smoked-food/barbecue restaurant segment primarily for two reasons: first, barbecue remains highly regionalized with respective regions having demographic preferences for barbecue flavor, and second, quality consistency within chain brands is a serious obstacle.

         We believe that we can succeed where others have not because of our plans to address these two issues. We plan to address the regionalization of tastes by creating different recipes, with different sauces and flavors, for each of five regions within the United States. As we expand, each region will be headed by a regional officer charged with customizing the recipes, marketing program and other aspects of our business in order to meet the tastes of that region. We plan to address issues of quality and consistency by having all of our meat prepared in our smoker-over system at a centralized location and also centralizing, or regionalizing, the preparation of side dishes and other offerings. Food handlers at local restaurant-stores and kiosks will merely need to unpackage and heat most items on the menu, resulting in a consistently healthful and tasty offering throughout the country.

FOOD PRODUCTION & DISTRIBUTION

         PROPRIETARY SMOKING TECHNOLOGY

         The wood-burning smoker-oven system used to produce Smoky Market brand foods Smoke-BakesTM meat and fish with a smoke-heat-vapor that is generated by the slow burning of hickory and apple timber, after which the fully-cooked smoked foods are portion-cut and vacuum-packaged for freshness. The smoke-heat-vapor infuses the meat and fish with an authentic smoked taste. No additives (water, sugar, high amounts of sodium, liquid smoke, etc.) and no preservatives are used in the process; only garlic, natural spices, and very little sea salt are applied as seasoning.

         USDA-INSPECTED MEAT PRODUCTION AND AVAILABILITY OF RAW MATERIALS

         We presently outsource, and for the foreseeable future, expect to continue to outsource, our commercial smoked food processing to Mary Ann's Specialty Foods ("Specialty Foods"). Specialty Foods is a USDA-approved contract food processing company located in Webster City, Iowa and operates an 80,000 square foot processing facility, which sits on 10 acres of family-owned land and is expected to be responsible for our food production and distribution requirements. In order to establish production capability and complete the development of our smoked food products, we entered into an Amended and Restated Processing Agreement dated July 1, 2006 with Specialty Foods.

         Pursuant to the processing agreement, Specialty Foods has agreed to process the smoked meats for our business in return for a processing fee equal to its actual costs of production, including allocable overhead, plus a fixed fee designed to give Specialty Foods a net profit of not less than $35,000 per month from the operation of two 10-hour shifts of processing for us. The agreement is based upon a single oven capable of producing at least 100,000 pounds of smoked meat per month or more depending upon the production item mix. The term of the agreement is ten years, with an option to extend the agreement for three additional 10-year periods (subject to early termination in the event of default).

         As we expand and need to add additional smoker ovens, we will be required to expand our relationship with Specialty Foods (or other processors) on such terms as are mutually agreed upon by the parties. Considering the size of Specialty Food's surrounding 10-acre area, we believe that it would be in our best interests to enter into agreements with Specialty Foods with respect to the expansion of production at this location.

         With respect to meat, fish and other raw materials used to make our products, we require that all of our raw beef, pork, lamb and poultry be raised without growth hormones, steroids and antibiotics, and our salmon is net-harvested naturally from Canadian rivers. Market prices for fish and other food items are subject to constant fluctuation and frequent shortages of item availability, which we expect to mitigate through contract purchasing. We have established strategic supply relationships with Special Foods and LandLock Sea Foods that we believe will enable lower market prices as we grow and achieve economies-of-scale.

         CO-PACK PRODUCTION

         We plan to use co-packing affiliates to produce a selection of specialty gourmet items, including one-dish meals of smoked meat/fish pasta, casseroles, quiches, and pizzas. We have not entered into agreements with any co-packing facilities, but have entered into discussions with several and believe that suitable arrangements can be reached when we commence operations. Our plan is to cause Specialty Foods to bulk-ship smoked meat and fish ingredients to the co-packers. There, the various menu items will be packaged, and shipped to our planned regional distribution centers.

         PROCESS & PRICE VALUE

         Our wood-smoking process is expensive. Costs include obtaining freshly cut timber, smoking labor, and having to absorb a 25% to 30% cook shrinkage loss in the process. Consequently, Smoky Market brand smoked foods cost more to produce and have higher price points than many competing smoked food products. However, the existence of a market for higher-priced organic foods and other prepared foods that are advertised as 100% natural, low-sodium and/or free of additives suggests that customers will pay slightly more for products they know to be premium quality, especially prepared foods that are natural, tasty, and convenient. Based upon our review of the nutritional labels of our competitors, we believe that the absence of any preservatives, brining solutions, liquid smoke and similar additives in Smoky Market brand smoked meats foods distinguishes our product from smoked meat products currently on the market.

         SMOKED FOOD PRODUCTS

         Below is our line of smoked foods that we expect to produce under the Smoky Market brand. We expect that certain of these items will be featured on the menus at Smoky Market restaurant-stores, with a selection of these items to be retail packaged and featured for take-home consumption.

         Our line of wood-smoked foods presently includes the follow:

         ENTREE ITEMS (Individual serving portions that are ready to "heat'n serve".)

         o        Pork Loin Baby Back Ribs
         o        Pork Country-Style Ribs
         o        Pork Loin Chop
         o        Carved Boneless Chicken Breast
         o        Jumbo Chicken Thigh
         o        Cornish Game Hen
         o        Turkey Breast, Thigh & Leg
         o        Rack Of Lamb & Lamb Chops
         o        Duck
         o        Salmon & Trout

         SLICED, PULLED OR CUT SMOKED FOODS (Sliced, pulled or cut from the bone and packaged in portion servings for sandwiches, or to add to salads, tacos, casseroles & soups)

         o        Beef Sirloin Tri-Tip
         o        Beef Brisket
         o        Corned Beef Brisket
         o        Pork Loin Roast
         o        Pork Shoulder
         o        Boneless Pork Leg
         o        Carved Chicken Strips
         o        Turkey Breast

         SMOKED FINGER FOODS (Delicate smoky treats for snacking fun & entertainment)

         o        Beef & Pork Meatballs
         o        Pork Country Rib Strips
         o        Pork Ribletts
         o        Carved Chicken Strips
         o        Chicken Drummies (Regular & Teriyaki)
         o        Lamb Ribletts Teriyaki

         SIDE ORDER FOODS

         o        Hickory Smoke-BakedTM Beans
         o        Sweet Butter-Creamed Corn
         o        Creamy-Garlic Coleslaw Dressing & Veggie Dip
         o        Southern-Style Barbecue Dipping Sauce
         o        Cornbread Muffins

         Our Smoky Market restaurant-stores and kiosks will feature a selection of the items listed above and include sandwiches, quesadillas, quiches and recipe dishes. Items will be available for menu foodservice and for packaged sales. In time, as our brand concept develops, we expect that the complete line of our smoked foods will be available for purchase from our Internet website at www.smokymarket.com.

MARKETING & OPERATIONS

         SMOKY MARKET RESTAURANT-STORES

         The Smoky Market "restaurant-store" concept falls under the category of fast-casual, a relatively new and fast-growing segment in the restaurant industry. Our theme concept is a rustic, old-style - but sophisticated - motif of warm, light-colored wood with an inviting decor and designed to accommodate a full-service restaurant operation, seating 40 to 90 customers. We also plan to have each Smoky Market restaurant-store include an area of refrigerated and frozen display cases that feature our packaged foods, including entrees, finger-foods, and recipe dish items for take-home sales.

         The larger Smoky Market restaurant-stores will also feature an Internet ordering station for spontaneous on-line ordering by customers of our foods for gifts. The distinguishing feature and key operating advantage of our Smoky Market restaurant-store concept is the absence of handling or cooking of raw products on site; our entire menu will be fully cooked and portion-packaged for quick and easy heating. We believe this operating aspect to be unique in the restaurant industry and will provide an assurance of quality consistency with substantially decreased reliance upon the need for heavily trained and skilled cooks.

         The principal heating equipment for all menu items to be served hot will be special ovens that incorporate functional elements of infra-red heating, impinged air velocity and microwave. These ovens require no exhaust hood system in 48 out of 50 states, which substantially reduces typical investment costs, and the speed of their heating application will enable Smoky Market entrees to be served as if the restaurant-market were a quick-service business. We expect the entire preparation process for a Smoky Market meal will require only minutes to heat for serving.

         FRANSHIPTM PROGRAM

         The franchise industry is successful largely because of the dedicated managers and assistant managers who work much longer than typical 40-hour weeks, at fixed salary pay scales that yield in most cases an amount of net pay effectively not much greater than the hourly pay of general employees. The franchise industry is also successful largely because many franchisees are full-time owner-operators of their franchise.

         We plan to create a relationship with our local managers we call "Franship." At this time, the structure and application for our Franship program are still being formalized and research is being conducted relative to certain legal definitions and federal/state filing requirements. However, the basic opportunity being proposed for a Franship candidate is a unique blend of the concepts of franchising and employment. We would retain majority ownership and control of each restaurant-store and kiosk and the Franship manager would, in most cases, be an employee of our company or a joint venture. The Franship candidate would make a cash investment for the right to share in 20% of his or her respective Smoky Market concept (either a restaurant-store or kiosk). This profit-sharing right will become vested and transferable as the Franship income right appreciates in value. We expect that this will provide substantial motivation for the local manager to maximize profitability but permit us to retain ownership and ultimate control.

         DISTRIBUTION

         Processed smoked foods will be bulk-packaged at our processing facility and shipped initially to smaller localized food distributors that will service our Smoky Market restaurant-stores within respective market areas; as we grow nationally, we may also consider placing our distribution needs with a large national foodservice distributor. In northern California, we have an informal commitment from InterState Refrigerated Distributing Company for fee-based order drops and if this program is successful, we intend to offer this distribution plan to local distributors in markets throughout all regional territories.

         DESIGN, MARKETING, HUMAN RESOURCES AND OPERATIONS ASSISTANCE

         We engaged Quantified Marketing Group, Inc., or QMG, whose Founder and CEO is Aaron Allen, an expert in the foodservice industry who has developed and expanded the operations of some of the best-known restaurant companies, both domestically and internationally (see www.quantifiedmarketing.com for a list of clients). Based in Central Florida, QMG is among the country's largest full-service strategic marketing and Public Relations firms focused exclusively on the restaurant industry. As we execute our business plan, QMG will complete the designs of our restaurant-store and kiosk concepts, develop programs for recruitment of key management employees and Franship candidates, coordinate our program for site acquisitions on a national scale, assist in the formation and implementation of operating systems, and create our media and public relations campaign for brand development in each region to be penetrated.

GENERAL INFORMATION

         INTELLECTUAL PROPERTY

         We do not own any intellectual property that is material to our business.

         We license the recipes for substantially all of our products, certain trademarks and tradenames, including Smoky Market(R) and Smoke-Baked(TM), and design features related to the ovens used for smoking our products from Smoky Systems, LLC, pursuant to an exclusive license agreement. Under the license agreement, we issued Smoky Systems 40,000,000 shares of our common stock as consideration for the licensed rights. The license agreement is for a fixed term of 10 years, with renewal options for four additional 10-year terms, but is terminable 90 days following breach or in connection with a bankruptcy or similar event. In addition, our license to such rights ceases to be exclusive if our annual revenues from licensed products does not equal or exceed $30 million by 2011.

         Neither we nor Smoky Systems have registered any patents or copyrights.

         GOVERNMENT REGULATION

         As a distributor of food products and planned restaurant operator, we are subject to regulation by the U.S. Food and Drug Administration, or FDA, the U.S. Department of Agriculture, or USDA, and to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other authorities. In addition, the operations of our food processor are subject to regulation under the Federal Food, Drug and Cosmetic Act, the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Nutrition Labeling and Education Act of 1990, and the rules issued under these laws. The FDA regulates standards of identity for specified foods and prescribes the format and content of information on food product labels. The USDA imposes standards for product quality and sanitation including the inspection, labeling and compliance of meat and poultry products and the grading and commercial acceptance of shipments from our suppliers.

         Costs of compliance with such laws and regulations are presently insignificant. If we or our food processor were to be found to be out of compliance with such laws, particularly those related to the production, labeling and handling of food, we could be subject to significant fines and forced to discontinue our operations until all material violations were addressed. Were our relationship with our food processor to terminate, we would have to find another USDA-approved meat processor or qualify as such ourselves. There are a limited number of USDA-approved meat processors and barriers to entry are significant (with an estimated cost of not less than $2 million dollars and required time of one year).

         ENVIRONMENTAL LAWS

         We are not required to obtain any environmental permits and do not use any hazardous materials in connection with the operation of our business. Accordingly, we have not incurred, and do not expect to incur, any material expenses associated with environmental compliance.

         COMPETITION

         Generally, most smoked-food or barbeque restaurants use burning wood in a barbeque pit or smoker to cook their meat, which does yield a natural, penetrating smoky flavor to varying degrees, depending on smoking technique and wood quality. The moisture content of the smoked meats will also vary from concept to concept, and even from unit to unit within the same concept brand, depending on a number of variables. For these reasons, the vast majority of smoked-food or restaurants have remained single to small multi-unit concepts, and the largest barbecue chain in the country, Sonny's Barbeque, has only approximately 150 stores. However, more barbeque or smoked-food concepts are opening, and we believe that existing concepts are planning aggressive expansions as they acquire improved smoking equipment and devise improved foodservice systems.

         We plan to compete principally in the retail packaged food industry and in the fast-casual and quick-service segment of the restaurant industry. In the retail packaged food segment, we expect that our principal competitors will include well known retails chains such as Costco Club Stores, specialty foods stores such as Barney Greengrass or Dean & DeLuca, commercial smokehouses, and numerous other packaged food enterprises. We expect to compete based upon quality, flavor, healthfulness, variety and price. As a new entrant into the market, we are uncertain how we will compare to our competitors on most of those factors, but expect that our additive-free naturally-smoked foods will compete in terms of quality, flavor and healthfulness. As a new market entrant, our variety is limited, and we expect that our price will be below that of specialty stores and Internet sellers, but above that of major retail chains.

         The fast-casual segment of the restaurant industry is characterized by a large number of participants, both individual stores and large chains, and is extremely competitive. Because of the localized nature of the business, we will be competing with different restaurants in each geographic market. We expect to compete based upon quality of food and service, ambience, flavor, variety and price. As a new entrant into the market, we are uncertain how we will compare to our competitors on most of those factors. Many of our existing and potential competitors have longer operating histories, a large existing customer base, greater financial strength, and more recognized brands than we do. These competitors may be able to attract and retain customers more easily because of their brand names and their larger marketing budgets and sales forces. Our larger competitors can also devote substantially more resources to product development and may adopt more aggressive pricing policies.

         RESEARCH AND DEVELOPMENT

         We are recently formed and do not have any historical research and development expenses. We plan to add products to our lines as our business develops and expect that research, developing and testing of new or improved recipes and products will be an ongoing part of our business.

EMPLOYEES

         We currently have a total of two paid fulltime employees and one part-time employee, which includes two officers (Edward C. Feintech and Toni L. Adams), and a customer service/warehouse representative. We also have two executives, our Chief Financial Officer and our Chief Information Officer, providing services on a part time basis as consultants.

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

                                  RISK FACTORS

         INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, AND ALL OF THE OTHER INFORMATION SET FORTH IN THIS PROSPECTUS BEFORE DECIDING TO INVEST IN SHARES OF OUR COMMON STOCK. IN ADDITION TO HISTORICAL INFORMATION, THE INFORMATION IN THIS PROSPECTUS CONTAINS FORWARD-LOOKING STATEMENTS ABOUT OUR FUTURE BUSINESS AND PERFORMANCE. OUR ACTUAL OPERATING RESULTS AND FINANCIAL PERFORMANCE MAY BE DIFFERENT FROM WHAT WE EXPECT AS OF THE DATE OF THIS PROSPECTUS. THE RISKS DESCRIBED IN THIS PROSPECTUS REPRESENT THE RISKS THAT MANAGEMENT HAS IDENTIFIED AND DETERMINED TO BE MATERIAL TO OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES NOT CURRENTLY KNOWN TO US, OR THAT WE CURRENTLY DEEM TO BE IMMATERIAL, MAY ALSO MATERIALLY HARM OUR BUSINESS OPERATIONS AND FINANCIAL CONDITION.

         WE HAVE GENERATED ONLY A NOMINAL AMOUNT OF REVENUE AND MAY BE UNABLE TO GENERATE SIGNIFICANT REVENUE IN THE FUTURE.

         We were incorporated in April 2006 and are in the process of commencing operations. As a result, we have generated only a nominal amount of revenue, and all of our plans are speculative. We may be unable to generate or expand revenue at the rate anticipated. If we do not generate significant revenue in the future, or if costs of expansion and operation exceed revenues, we will not be profitable. We may be unable to execute our business plan, generate significant revenue or be profitable.

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

         We were formed in April 2006. Our key management individuals have experience in the restaurant industry, but have limited or no experience in Internet retailing, establishing a national food service business (directly or through franchise arrangements) or operating a reporting issuer. Our limited operating history and limited experience make it difficult to evaluate our ability to generate revenues, manage growth, obtain necessary capital, manage costs, create profits, and generate cash from operations. Specifically, our ability to do the following may be impaired:

         o implement our business plan (which may be based upon faulty assumptions and expectations arising from our limited experience);
         o obtain capital necessary to continue operations and implement our business plan;
         o comply with SEC rules and regulations and manage market expectations;
         o    differentiate ourselves from our competitors; and
         o    establish a significant retail and restaurant customer base.

         If we fail to successfully manage these risks, we may never expand our business or become profitable and our business may fail.

         WE WILL BE UNABLE TO IMPLEMENT OUR BUSINESS PLAN IF WE CANNOT RAISE SUFFICIENT CAPITAL AND MAY BE REQUIRED TO PAY A HIGH PRICE FOR CAPITAL.

         As of December 31, 2007, we had $16,235 in cash and cash equivalents. We need to obtain a significant amount of additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

         o    the availability and cost of capital generally;
         o    our financial results;
         o    the experience and reputation of our management team;
         o market interest, or lack of interest, in our industry and business plan;
         o the trading volume of, and volatility in, the market for our common stock;
         o    our ongoing success, or failure, in executing our business plan;
         o    the amount of our capital needs; and
         o the amount of debt, options, warrants and convertible securities we have outstanding.

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

         OUR AUDITORS HAVE INCLUDED AN EXPLANATORY PARAGRAPH IN OUR FINANCIAL STATEMENTS REGARDING OUR STATUS AS A GOING CONCERN.

         Our audited consolidated financial statements included in this prospectus were prepared on the assumption that we will continue as a going concern. Our independent registered public accounting firm has stated that it substantially doubts our ability to continue as a going concern in a report dated April 14, 2008. This doubt is based on the fact that we have had losses since inception, have a working capital deficit and have had no material revenue generating operations since inception.

         IF WE FAIL TO DEVELOP OUR BRAND RECOGNITION, OUR ABILITY TO COMPETE IN A HIGHLY FUNGIBLE RESTAURANT MARKET WILL BE IMPAIRED.

         The foodservice industry is intensely competitive with respect to the quality and value of food products, service, price, dining experience and location. We compete with major restaurant chains, some of which dominate the industry. Our competitors also include a variety of mid-price, full-service casual-dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food restaurants, as well as supermarkets and convenience stores. Our competitors have substantially greater brand recognition, as well as greater financial, marketing, operating and other resources than we have, which may give them competitive advantages. The fast-casual and quick-services restaurant segments are growing rapidly with numerous restaurant chains competing for quality site locations. Suitable locations for our restaurants may be difficult to locate, or we may be unable to finance the acquisition of such locations. Our competitors could also make changes to pricing or other marketing strategies which may impact us detrimentally. As our competitors expand operations, we expect competition to intensify. Such competition could prevent us from generating significant revenue, which is necessary to sustain our operations in the long term.

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

         WE MAY BE UNABLE TO ESTABLISH A SIGNIFICANT NUMBER OF RESTAURANT-STORES OR KIOSKS.

         Many factors may affect our ability to establish new restaurant-stores and kiosks, including:

         o    identification and availability of suitable locations;
         o    negotiation of favorable lease or purchase arrangements;
         o    management of the costs of construction and development;
         o securing required governmental approvals and permits and complying with governmental regulations;
         o    recruitment of qualified operating personnel;
         o    labor disputes;
         o    shortages of materials and skilled labor;
         o    environmental concerns; and
         o other increases in costs, any of which could give rise to delays or cost overruns.

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

         We rely on Smoky Systems, LLC to provide the recipes, trademarks, basic modular restaurant-market design, and other intellectual property for our smoked-foods processing, marketing, branding and operations. The agreement under which we license this intellectual property is effective for the term of the license agreement, which has limited terms and may be terminated early following an uncured material breach or may not be renewed upon expiration. The license agreement is for a fixed term of 10 years with renewal options for four additional 10-year terms, but is terminable 90 days following any uncured breach or in connection with a bankruptcy or similar event. In addition, our license to such rights ceases to be exclusive if our annual revenues from licensed products does not equal or exceed $30 million by 2011. A termination or nonrenewal of the license agreement, or even a loss of our exclusivity, would result in a substantial decrease in revenue, cause significant harm to our business, and possibly force us to discontinue operations. In the future, irrespective of our license with Smoky Systems, we may be unable to continue to obtain needed services or licenses for needed intellectual property on commercially reasonable terms, or at all, which would harm our ability to continue production, our cost structure and the quality of our products or services.

         THE RISK OF PRODUCT CONTAMINATION AND RECALL MAY HARM OUR PUBLIC IMAGE AND RESULT IN DECREASED REVENUES AND HARM TO OUR BUSINESS.

         There is a risk that our food processor could produce contaminated meat or other products that we would ship or serve at our restaurant-markets or kiosks. If such an event occurs, we may be required to recall our products from retail stores, affiliate warehouses and from the restaurant outlets being served. A product recall would increase costs, result in lost revenues and harm our public relations image, in addition to exposing us to liability for any personal injury resulting from such contamination.

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

         We have contracted with a food processor that will be responsible for shipping our processed products, restaurant-stores or consumers to distribution centers or marketing affiliates. Shipping losses, various accidents and product spoilage during this process may lead to decreased sales, potentially disgruntled commercial customers and possible shortages at our distribution centers and retail locations. Repeated or extensive problems of this nature would harm our reputation and revenues.

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

         We are highly dependent upon the efforts of management, particularly Edward C. Feintech, our Chairman, President and Chief Executive Officer. The number of qualified managers in the smoked-food industry is limited. As our business grows, we will need to recruit executive and regional managers who are capable of implementing our business plan. The eCommerce and restaurant industries are highly competitive, and we may be unable to attract qualified management personnel. If we are unsuccessful in retaining or attracting such employees, our ability to grow and service capacity will be harmed.

         In addition, the success of each Smoky Market foodservice concept will be largely dependent upon the efforts of local management. We may be unable to locate qualified persons willing to manage local stores under the terms we expect to offer. We may be required to increase salaries, benefits, and ownership beyond that anticipated, or management personnel we hire may have limited qualifications and may not perform as anticipated. We may also experience rapid turnover and unexpected legal and other costs associated with our compensation and/or ownership programs for local management. If we are unable to hire and maintain qualified, capable local management, we may experience lower revenues and higher costs than expected.

         CERTAIN DIRECTORS OF OUR COMPANY ARE ALSO EXECUTIVES OF OUR AFFILIATE, SMOKY SYSTEMS, WHICH MAY LEAD TO A CONFLICT OF INTEREST.

         Our Chairman, President and Chief Executive Officer, Edward C. Feintech, our Chief Information Officer, Dennis Harrison, and our Chief Financial Officer, Shane Campbell, are all affiliated with our majority shareholder, Smoky Systems, LLC. Mr. Feintech is the current manager of Smoky Systems. In addition, Scott Bargfrede and Daniel Brune, our "independent" directors, hold minor interests (less than 1%) in Smoky Systems. We may be required to renegotiate our relationship with Smoky Systems, may experience disputes and litigation with Smoky Systems or otherwise have the interests of our shareholders generally be adverse to the interests of Smoky Systems. If a conflict arises, the overlap in management and conflicts may inhibit fair and equitable resolution of any issues and leave our company vulnerable to shareholders derivative suits.

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

         THERE IS A PUBLIC MARKET FOR OUR STOCK, BUT IT IS THIN AND SUBJECT TO MANIPULATION.

            The volume of trading in our common stock is limited and can be dominated by a few individuals. The limited volume can make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time. An investor may find it difficult to dispose of shares of our common stock or obtain a fair price for our common stock in the market.

         THE MARKET PRICE OF OUR COMMON STOCK MAY BE HARMED BY OUR NEED TO RAISE CAPITAL.

         We need to raise additional capital in order to roll out our business plan and expect to raise such capital through the issuance of common stock and/or convertible debt. Because securities in private placements and other transactions by a company are often sold at a discount to market prices, this need to raise additional capital may harm the market price of our common stock. In addition, the re-sale of securities issued in such capital-raising transactions, whether under Rule 144 or a re-sale registration statement, may harm the market price of our common stock.

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

         Under our Articles of Incorporation, as amended, we are authorized to issue up to 10 million shares of preferred stock and 200 million shares of common stock without seeking stockholder approval. Our board of directors has the authority to create various series of preferred stock with such voting and other rights superior to those of our common stock and to issue such stock without stockholder approval. Any issuance of such preferred stock or common stock would dilute the ownership and voting power of existing holders of our common stock and may have a negative effect on the price of our common stock. The issuance of preferred stock without stockholder approval may also be used by management to stop or delay a change of control, or might discourage third parties from seeking a change of control of our company, even though some stockholders or potential investors may view possible takeover attempts as potentially beneficial to our stockholders.

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

         OUR COMMON STOCK IS A "LOW-PRICED STOCK" AND SUBJECT TO REGULATION THAT LIMITS OR RESTRICTS THE POTENTIAL MARKET FOR OUR STOCK.

         Shares of our common stock are "low-priced" or "penny stock," resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock. In general, a low-priced stock is an equity security that:

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

ITEM 2.  DESCRIPTION OF PROPERTY

         We do not currently have fee ownership of any property. We lease a 5,000 square foot warehouse and office located in Aptos, California. The term of the lease is month-to-month, and our monthly rent under the lease is $2,800. We use office and cold storage warehouse space in the facility of Specialty Foods for free. We have no lease with respect to such space, and our informal arrangement could be terminated at any time. When and if financing is secured and formal operations begin, we expect to formalize our arrangements with Specialty Foods and begin paying rent.

         On November 7, 2007, we entered into a Binding Term Sheet for Purchase Agreement relating to the purchase of the 29 East Main Cafe, located at 29 East Main Street, Los Gatos, California 95030. Under the agreement, we agreed to purchase all rights to the equipment, leasehold improvements, and existing lease of the restaurant, including a minimum five-year option extension, for an aggregate purchase price of $150,000 (paid in cash and shares of common stock). The agreement contemplates that we will enter into a more comprehensive purchase agreement with the seller incorporating the terms of the term sheet. We expect to complete the purchase and remodeling of such restaurant in 2008.

         Subject to the availability of capital, we intend to enter into leases for cold storage and warehouse fulfillment of our Internet orders and for additional office space in northern California and in Georgia

ITEM 3.  LEGAL PROCEEDINGS

         We are not engaged in any legal proceedings, nor are we aware of any pending or threatened legal proceedings that, singly or in the aggregate, would reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

         The table below sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated. Our common stock is quoted on the OTC Bulletin Board under the symbol SMKY.

                                                           HIGH         LOW
         FISCAL YEAR ENDED DECEMBER 31, 2007
            Quarter ended December 31, 2007                $0.97       $0.24
            Quarter ended Sept. 30, 2007                   $1.10       $0.07

         -------------------------------------------------------------------

         The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Our common stock began quotation on the OTC Bulletin Board on September 11, 2007.

OUTSTANDING SHARES AND NUMBER OF STOCKHOLDERS

         As of March 31, 2008, there were 59,056,988 shares of common stock issued and outstanding, which were held by approximately 102 holders of record and no shares of preferred stock outstanding.

DIVIDENDS

         We have never declared or paid dividends on any class of equity securities, and we currently intend to retain any future earnings for use in our business and do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the company are authorized for issuance as of December 31, 2007:

------------------------------------------ --------------------- --------------------- ----------------------
                                           Number of securities  Weighted-average      Number of securities
                                           to be issued upon     exercise price of     remaining available
                                           exercise of           outstanding options,  for future issuance
                                           outstanding options,  warrants and rights   under equity
                                           warrants and rights                         compensation plans
                                                                                       (excluding securities
                                                                                       reflected in column
                                                                                       (a))
------------------------------------------ --------------------- --------------------- ----------------------
Equity compensation plans approved by
security holders                                  1,887,500              $0.10              2,837,500
------------------------------------------ --------------------- --------------------- ----------------------
Equity compensation plans not approved
by security holders                                 N/A                   N/A                  N/A
------------------------------------------ --------------------- --------------------- ----------------------
                                    TOTAL         1,887,500               0.10              2,837,500
------------------------------------------ --------------------- --------------------- ----------------------

RECENT SALES OF UNREGISTERED SECURITIES

         Other than transactions previously reported in our Form 10, on Form 10-QSB or Form 8-K, there were no securities sold during the year ended December 31, 2007 without being registered under the Securities Act.

         In December 2008, we issued 10,173 shares to an individual creditor of the Company, in exchange for cancellation of $1,577 in indebtedness. The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) the investor, confirmed to us that the investor was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities;
(b) there was no public offering or general solicitation with respect to each offering; (c) the investor was provided with certain disclosure materials and all other information requested with respect to our company; (d) the investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

         During the first quarter of 2008, the Company issued an aggregate of 673,332 shares of common stock to five individual investors in exchange for $101,000 in cash (at the rate of approximately $0.15 per share). The common stock issued to these investors was offered and sold in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2), and/or Regulation D, as promulgated by the SEC under the Securities Act, based upon the following: (a) each investor confirmed to us that he/she/it is an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) each investor was provided with certain disclosure materials and all other information requested with respect to the company; (d) each investor acknowledged that all securities being purchased were being purchased for investment intent and were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) restrictive legends were placed on certificates representing the shares of common stock; and (f) a Form D was filed with the SEC with respect to the transaction.

         In March 2008, we issued 2,013,332 shares to one creditor and two service providers of the Company in exchange for $40,000 in debt and an aggregate of $262,000 in professional services (at the rate of approximately $0.15 per share). The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investors confirmed to us that the investor was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This section may include projections and other forward-looking statements regarding management's expectations regarding our performance. You should not place undue reliance on such projections and forward looking statements, and, when considering such projections and forward-looking statements, you should keep in mind the risk factors noted throughout this prospectus. You should also keep in mind that all projections and forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. See the "Risk Factors" section.

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

         COMPANY-OWNED RESTAURANT-STORES AND KIOSKS. Our Smoky Market restaurant-stores will range in size from 1,200 square feet to 3,600 square feet and consist of two building types; modular pre-fabricated buildings that are installed on-site and buildings of leased space in shopping centers or free-standing. The Smoky Market restaurant-stores will also be constructed in the form of modular, self-contained kiosks that are approximately 150 square feet for placement inside high-traffic venues. The Smoky Market restaurant-stores will feature selections of the smoked foods and recipe dishes for foodservice, and customers will also be able to purchase Smoky Market brand packaged products through refrigerated display merchandisers or buy individual portions through old-style, personalized deli-case service.

         We successfully tested our applications for preparation of our food products in a restaurant located in Los Gatos, California for three months from October through December 2006. We have entered into an agreement to acquire the assets and leasehold rights of this Los Gatos restaurant and expect to remodel the site into a prototype Smoky Market restaurant-store. Beginning in mid-2008, and assuming the availability of capital, we plan to open additional stores in the Western region toward our goal of opening three stores in each of our five regional operating territories. We expect this plan for development will enable us to maximize the operating and financial efficiencies of our production capacity.

         We intend to introduce a new form of franchising to grow and operate our chain, which we expect will involve the integration of typical employment relationship with certain of the short-term and long-term incentive compensation benefits of a franchise relationship. We are calling it a "Franship." We are exploring all the dynamics of the program at this time, but in general, we expect the Franship program to provide a transferable incentive pay structure and possible equity-based incentives using company equity; however, we expect to retain actual ownership of Smoky Market restaurant-store locations.

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

         INTERNET SALES. Assuming that we are successful in expanding our retail operations into all regions of the U.S., we plan to initiate a limited scope of operation to develop Internet sales. In addition to offering customers at our Smoky Market restaurant-stores access to on-line ordering for gifts and event catering, we plan to create marketing operations with selected eCommerce affiliates that are large Internet retail companies with substantial numbers of customer visits and certain consumer goods organizations such as the RV industry.

         CO-BRAND MENU SYSTEM FOODSERVICE. We have explored arrangements with complimentary food chains under which we would place self-contained kiosks or the equivalent within theirs stores as part of a co-branding relationship. The focus of our efforts, is on the establishment of our Smoky Market restaurant-stores in multiple regions in the U.S. in order to establish our brand. As a result, until we have opened a number of Smoky Market restaurant-stores in a number of regions, we do not expect to actively seek cobranding relationships.

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

EMPLOYEES

         Execution of our business plan as set forth above would, we believe, require the hiring of approximately 30 people over the next year to staff our corporate management team, our regional offices and those responsible for overseeing the process of procuring real estate (fee simple or lease) and arranging for the construction or placements of our Smoky Market restaurant-stores and kiosks, and the hiring of initial management. This number excludes management and staffing at the Smoky Market restaurant-stores and kiosks. The actual number of employees we will hire in the next 12 months depends upon our success in obtaining capital and how rapidly we can expand our operations.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2007, we had cash and cash equivalents of $16,235 and a working capital deficit of $302,190. Given the working capital deficit, we need to additional cash in order to continue our limited day-to-day operations in the immediate term. To finance the launch foodservice concept operations, we will be required to raise additional capital, which we expect to raise through the issuance of debt, equity securities and/or warrants during the second quarter of 2008. We believe that a minimum of approximately $1.5 million of financing would be required to commence our business plan and begin to generate revenue. We believe that it will require a minimum of $5 million of additional financing in order to execute the initial expansion phase of our business plan.

         Expected capital expenditures during the remainder of 2007 and early 2008 include principally the acquisition of at least one restaurant site for remodeling for an investment of approximately $250,000 and brand development costs related to restaurant design, marketing and collateral materials of approximately $200,000. Depending upon the level of capital available, we plan to open additional stores in the Western region toward our goal of opening three stores in each of our five regional operating territories.

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

         During the fourth quarter of 2007, we entered into an investment agreement under which we have the right (referred to as a "put") to require the investor to purchase up to $10 million of our common stock at a 7% discount to the market price in increments of up to the greater of (i) $250,000, and (ii) 200% of the average daily volume of the common stock for the ten trading days preceding the put notice multiplied by the average of the best bid prices for the three trading days immediately preceding the after receipt of the put notice. The investor's obligations under the investment agreement were conditioned upon the satisfaction of certain conditions precedent, including the effectiveness of a registration statement related to the resale of the securities. Although we filed such registration statement in December 2007, we elected to withdraw it before effectiveness because it came apparent that the SEC review of the registration statement would continue through the second quarter of 2008.

         We were anticipating being able to raise capital through private placements during the late first quarter of 2007. We were unable to raise such capital in the first quarter of 2007 and do not presently have any binding commitments to provide financing. We are in late-stage discussions with various potential investors regarding private financings and are evaluating a placement agent-assisted private offering. In light of our absence of revenue and the early stage of development of our business plan, it is uncertain that we will be able to raise significant capital through the sale of our securities, and it is unlikely that we would qualify for commercial debt financing. If we are unable to obtain additional equity financing, we will be forced to significantly curtail our operations and proposed expansion, and our ability to continue as a going concern will be uncertain.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements and associated notes are set forth following the signature page beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A(T). CONTROLS AND PROCEDURES.

         Disclosure Controls and Procedures
         ----------------------------------

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

         Internal Controls
         -----------------

         This annual report does not include a report on management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies

         Changes in Internal Controls
         ----------------------------

         During the last fiscal quarter ended December 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

         On March 10, 2008, the Company entered into an Independent Contractor Agreement with Michael Harris. Pursuant to the agreement, Mr. Harris has agreed to provide business development services for a term of one year in exchange for an aggregate of 2,000,000 shares of common stock of the Company (with a value of $300,000 at $0.15 per share). A copy of the Agreement is filed herewith as
Exhibit 10.12.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Certain information regarding our executive officers and directors is set forth below. Our executive officers are appointed by, and continue to serve at the will of, our board of directors. Our directors are elected or appointed for terms that continue, absent resignation, death or removal by our stockholders, until the later of the next annual meeting of stockholders or until a replacement is duly appointed or elected and qualified. Among our officers, Edward C. Feintech devotes substantially all of his time to our business, Shane A. Campbell devotes approximately 10% of his time to our business, and Dennis Harrison currently devotes less than 5% of his time to our business. Although Edward C. Feintech and Shane A. Campbell are still affiliated with Smoky Systems in management capacities, because Smoky Systems has no current operations, neither devotes any significant amount of time to the business of Smoky Systems.

              NAME                  AGE   POSITION
              ----                  ---   --------
              Edward C. Feintech    60    Founder, Promoter, President, Chief
                                          Executive Officer and Chairman of the
                                          Board
              Scott L. Bargfrede    50    Director
              Daniel Brune          55    Director
              Shane A. Campbell     49    Chief Financial Officer*
              Dennis A. Harrison    59    Chief Information Officer*
                  * Such officer is not a full time employee of our company.

         EDWARD C. FEINTECH has been the Chairman of our Board of Directors, and our President and Chief Executive Officer since our incorporation in April 2006. Mr. Feintech operated full-service barbecue restaurants and tested quick-service barbecue operations in Des Moines, Iowa (1977-1984) before closing his enterprise and moving on toward development of our custom-engineered, USDA-approved wood-burning oven system technology. Since organizing Smoky Systems in December 2000, Mr. Feintech has been its Manager and directed the development phase of the intellectual property that we license from Smoky Systems.

         SCOTT L. BARGFREDE has served as a director of our company since May 2006. Mr. Bargfrede has been the President and CEO of First American Bank in Webster City, Iowa since October 18, 1999. First American Bank is our primary bank. Mr. Bargfrede graduated from the University of Minnesota in 1979 with a BA degree in Ag-Business Finance and in 1992, he graduated from the University of Wisconsin Graduate School of Banking.

         DANIEL L. BRUNE has served as a director of our company since October 2006. A former Major and Senior pilot in the US Air Force, Mr. Brune has been a pilot for American Airlines since 1989. He received his real estate license in 1991 and was affiliated with Coldwell Banker from January 2001 to January 2006, and relocated his affiliation to David Lyng & Associates in January 2006. He is presently developing a resort community project in the Highlands of Western Panama. Mr. Brune graduated from Washburn University with a Bachelor of Business Administration degree in 1974.

         SHANE A. CAMPBELL has been our Chief Financial Officer (acting as a consultant) since our incorporation in April 2006. Mr. Campbell has served as a business advisor to numerous small and medium sized businesses over his twenty-two years of public and private practice. From April 2004 though the present, Mr. Campbell has functioned as the chief financial officer of Smoky Systems and other small companies as a CFO consultant contractor. Mr. Campbell worked from January 2001 to April 2004 as CFO for MarketLive, Inc. (previously Multimedia Live, Inc.), an eCommerce software company located in Petaluma, California. Prior to that time, from January 1990 through January 2002, Mr. Campbell was an employee and then a partner at Jones, Schiller & Company, LLC, an accounting firm located in San Francisco. Mr. Campbell earned a Bachelor of Science degree from California State University, Chico in December 1981.

         DENNIS A. HARRISON, PHD, has been our Chief Information Officer (acting as a consultant) since our inception in April 2006; however, he is expected to become a full-time employee when and as our financial situation permits. Since January 2000, Dr. Harrison has held senior level management positions as VP/Business Development for CSF-Telequest (2000-2003), VP/Business Development for CallTech Communications (April 2003-April 2004), and VP/Business Development for Effective Teleservices (April 2004-present). Dr. Harrison received a Bachelor of Arts in Philosophy & Classical Languages from the Seminary of St. Pius X (an affiliate of Catholic University), a Master of Arts in Counseling from Loyola College, and a Ph.D. in Human Development from the University of Maryland.

MEETINGS AND COMMITTEES
         During the fiscal year ended December 31, 2007, our Board of Directors held an aggregate of four formal meetings (in person or by telephone) and also met informally on numerous occasions to approve relevant matters by written consent. All incumbent directors attended at least 75% of all board meetings and applicable committee meetings.

AUDIT COMMITTEE

         Our entire Board of Directors presently serves as our audit committee. None of the members of the audit committee satisfy the independence requirements applicable to audit committees of listed companies. In addition, the Board of Directors has determined that the audit committee does not have a member qualifying as an audit committee financial expert, as defined in Item 401(e) of Regulation S-B. To save limited capital over the last several years, we have chosen not to expand the size of our Board of Directors or to offer cash compensation to our directors. The absence of cash compensation makes recruiting persons who are not otherwise interested in our company more difficult. For these reasons, we do not have on our Board of Directors a person who would qualify as an audit committee financial expert.

         We do not presently have a standing nominating committee or compensation committee, and we do not have a nominating committee charter or a compensation committee charter.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's officers and directors to file reports concerning their ownership of Common Shares with the SEC and to furnish the Company with copies of such reports. Based solely upon the Company's review of the reports required by Section 16 and amendments thereto furnished to the Company, the Company believes that all reports required to be filed pursuant to Section 16(a) of the Exchange Act during 2007, were filed with the SEC on a timely basis except as follows: (a) Form 4's for Edward Feintech, officer and director and Toni Adams, an officer, were due on May 14, 2007, but were filed on May 17, 2007, (b) a Form 4 for Smoky Systems, LLC, a 10% beneficial owner, was due on May 11, 2007 but was filed on May 18, 2007, (c) a Form 4 for Toni Adams, an officer, was due on October 17, 2007 but was filed on October 22, 2007, (d) Form 3's for Smoky Systems, LLC, a 10% beneficial owner, Scott Bargfred, a director, and Dennis Harrison, and officer, were due on April 19, 2007 but were filed on May 18, 2007, (e) Form 3's for Shane Campbell, an officer, Daniel Brune, a director, Toni Adams and Edward Feintech, were due on April 19, 2007 but were filed on May 17, 2007.

CODE OF ETHICS

         We have not adopted a code of ethics. Although we expect to adopt a code of ethics during 2008, we have not done so to date because we believe that, in light of our limited capital and operations, expending the resources on developing a formal code of ethics would not be in the best interest of shareholders. As we obtain the capital to establish a retail store and commence operations, we expect to begin developing more comprehensive policies and procedures appropriate to our size and stage.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table summarizes the compensation for the fiscal years ended December 31, 2006 and December 31, 2007 paid or accrued by us to or on behalf of our Chief Executive Officer, as well as our two most highly compensated executive officers, if any, whose aggregate compensation for fiscal year 2007 exceeded $100,000 (collectively, the "Named Executive Officers").

                                                                              NON-EQUITY   NONQUALIFIED      ALL
                                                                              INCENTIVE     DEFERRED        OTHER
                                                         STOCK     OPTION       PLAN       COMPENSATION    COMPENSA-
        NAME AND                     SALARY   BONUS      AWARDS    AWARDS   COMPENSATION    EARNINGS       TION ($)    TOTAL ($)
   PRINCIPAL POSITION        YEAR      ($)     ($)       ($)         ($)        ($)           ($)

Edward C. Feintech, CEO,     2007   152,000          150,000(1)   30,983(2)                                            332,983
President and Director     2006(3)   54,500    --      5,000(4)   23,693(5)     --            --              --        83,193

         (1) Value determined based upon the fair market value of 1,500,000 shares of common stock issued on May 31, 2007, which was $0.10 per share.

         (2) Value determined using the Black-Scholes option valuation model. The grant date for such options was May 31, 2007, and the options are exercisable during a seven year term at an exercise price of $0.10 per share, which was the fair market value of the stock on the date of grant. Assumptions used for the valuation model are set forth below:

             Expected Life                   7 years
             Risk-Free Interest Rate         4.7%
             Expected Volatility Factor      75%
             Weighted average fair market
             value of stock options
             granted                         0.073

         (3) From inception in April 2006 through December 31, 2006.

         (4) Value determined by multiplying the number of shares by $0.10, which we believe was the fair market value of its common stock during the period surrounding the date of grant, based upon the conversion price of convertible equity securities and sale price of securities sold during that period.

         (5) Value determined using the Black-Scholes option valuation model. The grant date for such options was May 1, 2006, and the options are exercisable during a seven year term at an exercise price of $0.10 per share, which was the fair market value of the stock on the date of grant. Assumptions used for the valuation model are set forth below:

             Expected Life                   7 years
             Risk-Free Interest Rate         4.65%
             Expected Volatility Factor      75%
             Expected Dividend Yield         0

         On May 10, 2007, Mr. Feintech signed an executive employment agreement. The agreement is for a three-year term and calls for him to receive a minimum base salary of $175,000 per year. The employment agreement also grants to him:
(i) a one-time stock issuance of 1,500,000 shares of common stock upon execution of the agreement; (ii) an award of non-statutory stock options of 425,000 shares of common stock at an exercise price of $0.10 per share; and (iii) a bonus equal to an additional 1,000,000 shares of common stock upon the achievement of each incremental level of $50,000,000 in revenue, provided that cumulative net after-tax income is being maintained at a level not less than 7.5% on total revenue.

         In addition, in May 2006, Mr. Feintech was issued 50,000 shares of common stock in exchange for the assignment of any intellectual property rights related to our business and granted an option to purchase 325,000 shares of common stock pursuant to our stock incentive plan at an exercise price of $0.10 at any time prior to May 13, 2013. The options vest 25% on May 31, 2007 and 1/48 each month thereafter until fully vested.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table provides information regarding equity awards held by the named executive officers as of December 31, 2007:

--------------- ----------------------------------------------------------------- --------------------------------------------------
                                         OPTION AWARDS                                               STOCK AWARDS
--------------- ------------ ------------- ------------ ------------ ----------- ------------ ---------- ------------- ------------
     NAME        Number of    Number of      Equity       Option       Option     Number of     Market      Equity       Equity
                Securities    Securities    Incentive    Exercise    Expiration   Shares or    Value of   Incentive     Incentive
                Underlying    Underlying      Plan         Price        Date      Units of     Shares or Plan Awards:     Plan
                Unexercised  Unexercised     Awards:        ($)                  Stock That    Units of   Number of      Awards:
                  Options      Options      Number of                             Have Not    Stock That   Unearned     Market or
                    (#)          (#)       Securities                              Vested      Have Not    Shares,       Payout
                Exercisable  Unexercisable Underlying                                (#)        Vested     Units or     Value of
                                           Unexercised                                            ($)       Other       Unearned
                                            Unearned                                                     Rights That     Shares,
                                             Options                                                       Have Not     Units or
                                               (#)                                                          Vested     Other Rights
                                                                                                             (#)        That Have
                                                                                                                       Not Vested
                                                                                                                           ($)
--------------- ------------ ------------- ------------ ------------ ----------- ------------ ---------- ------------- ------------
  Edward C.
  Feintech,
     CEO,
President and   128,646(1)    196,354(1)         N/A       $0.10       May 31,       N/A          N/A         N/A           N/A
   Director                                                             2013
--------------- ------------ ------------- ------------ ------------ ----------- ------------ ---------- ------------- ------------
                168,229(1)    256,771(1)         N/A       $0.10       May 31,       N/A          N/A         N/A           N/A
                                                                        2014
--------------- ------------ ------------- ------------ ------------ ----------- ------------ ---------- ------------- ------------

          (1) Options vest 25% on May 31, 2007 and 1/48 each month thereafter until fully vested.

DIRECTOR'S COMPENSATION

         Directors who are not officers of the Company do not receive any regular compensation for their service on the board of directors but are entitled to reimbursement of any actual expenses associated with the attendance of board meeting and other activities and to receive options and other awards under the Company's stock incentive plan. Directors are entitled to receive compensation for services unrelated to their service as a director to the extent that they provide such unrelated services to the Company.

         No directors received any compensation, including option awards, for their service as directors for the Company, during the fiscal year ended December 31, 2007. Information with respect to the compensation of Edward C. Feintech, our Chief Executive Officer and President, is set forth in the tables above.

EXECUTIVE EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

         Except as described in following paragraph, we have not entered into employment agreements with any of our executive officers and, other than provisions in our stock incentive plan that permit acceleration of vesting of awards in connection with a change of control, have no arrangements or plans which provide benefits in connection with retirement, resignation, termination or a change of control.

         Pursuant to his executive employment agreement dated May 10, 2007 , Edward C. Feintech is entitled to receive, as severance and following execution of a release of liabilities in favor of the Company, (i) if the termination was by the Company without cause or by employee with good reason (except in connection with a change of control), base salary and medical benefits (plus any pro-rated bonus for which he otherwise qualified) for a period of 12-months following the termination, or (ii) if the termination was by the Company without cause or by employee with good reason and occurred 90-days prior to or within one year after a change of control, base salary and medical benefits for a period of 24 months and acceleration of the vesting of any stock options granted under the employment agreement. Mr. Feintech is not entitled to such severance benefits if the termination is by the Company for cause, by Mr. Feintech without good reason or after May 10, 2010. A change of control includes (a) any capital reorganization, reclassification of the capital stock of Company, consolidation or merger of Company with another corporation in which Company is not the survivor (other than a transaction effective solely for the purpose of changing the jurisdiction of incorporation of Company), (b) the sale, transfer or other disposition of all or substantially all of the Company's assets to another entity, (c) the acquisition by a single person (or two or more persons acting as a group, as a group is defined for purposes of Section 13(d)(3) under the Securities Exchange Act of 1934, as amended) of more than 40% of the outstanding shares of common stock of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2008 and as adjusted to reflect the sale of the shares of our common stock offered hereby, by:

         o all persons known by us to beneficially own more than 5% of our common stock;
         o    each of our named executive officers;
         o    each of our directors;
         o    all directors and executive officers as a group; and
         o stockholders whose shares are being registered pursuant to this prospectus for resale.

         Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, and includes options and warrants that are currently exercisable or exercisable within 60 days. Except as indicated by footnote, and subject to community property laws where applicable, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

      NAME OF EXECUTIVE OFFICER OR DIRECTOR   AMOUNT AND NATURE OF
                                                BENEFICIAL OWNER        PERCENT
      -------------------------------------   --------------------      -------
      Edward C. Feintech (includes Smoky
      Systems, LLC)
      Chairman, President and CEO                  43,028,251      (2)   71.50%

      Scott L. Bargfrede, Director                    448,449      (3)      *

      Daniel Brune, Director (includes Brune
      Family Trust)                                 2,536,983      (4)    4.21%

      All Officers and Directors as a Group
      (5 persons)                                  46,705,349      (5)   75.38%

      NAME OF 5% STOCKHOLDER

      Edward C. Feintech (includes Smoky
      Systems, LLC)
      1511 E 2nd St., Webster City, IA 50595       43,028,251      (2)   71.50%

---------------------------
* Represents less than 1% of the outstanding shares of common stock.

(1) The percentages set forth above have been computed assuming the number of shares of common stock outstanding equals the sum of (a) 59,056,988, which is the number of shares of common stock actually outstanding on March 31, 2008, and
(b) shares of common stock subject to options, warrants, convertible notes and similar securities exercisable or convertible for common stock within 60 days of such date held by the person with respect to percentage is computed (but not by any other person).
(2) Includes, in addition to outstanding shares held by Mr. Feintech, 250,000 shares of common stock issuable upon exercise of warrants to purchase common stock, and 375,500 shares issuable upon exercise of non-statutory stock options, each held in the name of Mr. Feintech. Also includes 40,095,730 shares of common stock held of record by Smoky Systems, LLC and 500,000 shares of common stock issuable upon exercise of warrants to purchase common stock held in the name of Smoky Systems, LLC. Mr. Feintech, as manager of Smoky Systems, LLC, has voting and investment control over shares held by Smoky Systems, LLC.
(3) Includes 150,000 shares of common stock issuable upon exercise of warrants to purchase common stock held in the name of Scott and Terri Bargfrede; and 81,250 shares issuable upon the exercise of non-statutory stock options.
(4) Includes 64,323 shares issuable upon the exercise of non-statutory stock options held by Mr. Brune. Also includes 1,267,660 shares of common stock held of record by the Brune Family Trust and 1,155,000 shares of common stock issuable upon exercise of warrants to purchase common stock held in the name of the Brune Family Trust.
(5) Includes 845,573 shares issuable upon the exercise of non-statutory stock options and 2,055,000shares of common stock issuable upon exercise of warrants to purchase common stock.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The information set forth in Item 5 under "Securities Authorized for Issuance under Equity Compensation Plans" is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

ARRANGEMENTS WITH OFFICERS, DIRECTORS AND PROMOTERS

Set forth below is a description of certain transactions entered into since January 1, 2007, or presently contemplated, with any officer, director, affiliate or other related person:

Our directors have set the initial salary or consulting fee of certain of our officers as follows (in each case pending availability of capital):

                                                     BASE SALARY OR CONSULTING
                                                     -------------------------
            NAME                                     FEE PER ANNUM
            ----                                     -------------

            Edward C. Feintech, President & CEO      $175,000
            Shane Campbell, CFO                      $65,000*
            Dennis Harrison, CIO                     $105,000*

         *Currently serving as a part-time consultant; salary is not being paid.

         Certain officer, directors, promoter and affiliates purchased convertible notes, and received warrants, in our convertible note offering conducted between May 2006 and May 2007. The convertible notes and warrants were purchased on the same terms as offered to all participants in the offering. The principal amount of the convertible notes (all of which have been converted into common stock), and the number of warrants received in, by any participating officers, directors, promoters or affiliates are as follows:

         ------------------------------ -------------------- ------------------
                                        PRINCIPAL AMOUNT OF
         NAME OF PERSON                 CONVERTIBLE NOTES    NUMBER OF WARRANTS
         ------------------------------ -------------------- ------------------
         Edward C. Feintech, President,        $25,000             250,000
         CEO and Chairman
         ------------------------------ -------------------- ------------------
         Toni L. Adams, Secretary and
         former Director of Operations         $40,000             400,000
         ------------------------------ -------------------- ------------------
         Daniel Brune, Director
         (Brune Family Trust)                 $115,500           1,155,000
         ------------------------------ -------------------- ------------------
         Scott L. Bargfrede, Director          $15,000             150,000
         ------------------------------ -------------------- ------------------

         On May 10, 2007, we signed an employment agreement with Edward C. Feintech, our Chief Executive Officer, President, Chairman and promoter. The agreement is for a three-year term and calls for him to receive a minimum base salary of $175,000 per year. The employment agreement also grants to him: (i) a one-time stock issuance of 1,500,000 shares of common stock upon execution of the agreement; (ii) an award upon execution of the agreement of non-statutory stock options of 425,000 shares of common stock at an exercise price of $0.10 per share, which options vest 25% on May 31, 2007 and 1/48 each month thereafter until fully vested; and (iii) a bonus equal to an additional 1,000,000 shares of common stock upon the achievement of each incremental level of $50,000,000 in revenue, provided that cumulative net after-tax income is being maintained at a level not less than 7.5% on total revenue. Mr. Feintech is subject to noncompetition and nonsolicitation covenants during the term of the agreement and for 12 months thereafter, and he has agreed to standard invention assignment and confidentiality provisions.

         Pursuant to his executive employment agreement dated May 10, 2007 , Edward C. Feintech is entitled to receive, as severance and following execution of a release of liabilities in favor of the Company, (i) if the termination was by the Company without cause or by employee with good reason (except in connection with a change of control), base salary and medical benefits (plus any pro-rated bonus for which he otherwise qualified) for a period of 12-months following the termination, or (ii) if the termination was by the Company without cause or by employee with good reason and occurred 90-days prior to or within one year after a change of control, base salary and medical benefits for a period of 24 months and acceleration of the vesting of any stock options granted under the employment agreement. Mr. Feintech is not entitled to such severance benefits if the termination is by the Company for cause, by Mr. Feintech without good reason or after May 10, 2010. A change of control includes (a) any capital reorganization, reclassification of the capital stock of Company, consolidation or merger of Company with another corporation in which Company is not the survivor (other than a transaction effective solely for the purpose of changing the jurisdiction of incorporation of Company), (b) the sale, transfer or other disposition of all or substantially all of the Company's assets to another entity, (c) the acquisition by a single person (or two or more persons acting as a group, as a group is defined for purposes of Section 13(d)(3) under the Securities Exchange Act of 1934, as amended) of more than 40% of the outstanding shares of common stock of the Company.

MAJORITY STOCKHOLDER

Smoky Systems, LLC beneficially owns approximately 71.50% of our common stock as of March 31, 2008, and its manager is Edward C. Feintech, our President, CEO, the Chairman of our Board of Directors and a promoter. In addition, the following affiliates of our company own the following percentage of the outstanding equity interests of Smoky Systems:

                  -------------------------------- -----------------
                  NAME OF PERSON                   EQUITY INTEREST
                  -------------------------------- -----------------
                  Edward C. Feintech, President,        29.5%
                  CEO and Chairman
                  -------------------------------- -----------------
                  Toni L. Adams, Secretary and          4.83%
                  former Director of Operations
                  -------------------------------- -----------------
                  Daniel Brune, Director                    *
                  (Brune Family Trust)
                  -------------------------------- -----------------
                  Scott L. Bargfrede, Director              *
                  -------------------------------- -----------------
                         * Less than 1%

TRANSACTIONS WITH PROMOTERS

         Mr. Edward C. Feintech, our President, CEO, and the Chairman of our Board of Directors is considered to be a promoter of our company under governing SEC rules. Each transaction in which Mr. Feintech, or any entities affiliated with Mr. Feintech, has an interest is described below. All such transactions have been approved by our board of directors.

         Immediately following our organization, we entered into a license agreement with Smoky Systems, LLC, which is managed and 29.5% owned by Mr. Feintech, under which we issued to Smoky Systems 40 million shares of common stock exchange for the rights to use the recipes, smoker ovens and other key assets underlying our business. At the time, no other shares of common stock were outstanding; since whatever number of shares of common stock issued to Smoky Systems would represent 100% of the outstanding shares of capital stock, decisions with respect to the number of shares to be issued to Smoky Systems was made by the board of directors (consisting of Mr. Feintech and Scott L. Bargfrede at the time) based upon the projected capitalization of the company and market price for the common stock for and following various funding transactions set forth in our business plan. It was projected that Smoky Systems would own approximately 80% of the common stock following the purchase of approximately 10,000,000 shares by investors at an anticipated average market price of $0.50 per share. Because we have implemented our business plan, and raised capital, at a slower pace than expected, Smoky Systems is now expected to own a smaller percentage of the company than originally projected following the completion of funding transactions necessary to launch operations.

INDEPENDENCE OF BOARD OF DIRECTORS AND COMMITTEES

         Our Board of Directors currently consists of Edward C. Feintech, Chairman and Chief Executive Officer, Scott L. Bargfrede and Daniel L. Brune. The Board of Directors has determined that each of Messrs. Bargfrede and Brune are independent, using the standards of independence applicable to companies listed on the NASDAQ Stock Market. We do not presently have a standing audit committee, nominating committee, or compensation committee, and we do not have a charter for any such committees. Our entire Board of Directors performs the functions generally preformed by such committees. Mr. Brune is independent using the standards of the NASDAQ Stock Market applicable to such committees. Mr. Bargfrede is independent using the standards of the NASDAQ Stock Market applicable to compensation and nominating committee but may not be independent for purposes of applicable audit committee standards because of the financial relationship disclosed below.

         Mr. Bargfrede has been the President and CEO of First American Bank in Webster City, Iowa since October 18, 1999. First American Bank is our company's primary bank.

ITEM 13.  EXHIBITS.

EXHIBIT NO.                        EXHIBIT                               INCORPORATED BY REFERENCE/FILED HEREWITH
-----------  -----------------------------------------------------   -------------------------------------------------
     3.1     Amended and Restated Articles of Incorporation          Incorporated by reference to Amendment No. 3 to
                                                                     Registration Statement on Form SB-2 filed on
                                                                     August 24, 2007, File No. 333-143008

     3.2     Bylaws                                                  Incorporated by reference to Amendment No. 3 to
                                                                     Registration Statement on Form SB-2 filed on
                                                                     August 24, 2007, File No. 333-143008

     4.1     Form of Common Stock Certificate                        Incorporated by reference to Amendment No. 3 to
                                                                     Registration Statement on Form SB-2 filed on
                                                                     August 24, 2007, File No. 333-143008

     4.2     2006 Stock Incentive Plan                               Incorporated by reference to Registration
                                                                     Statement on Form 10-SB filed on February 16,
                                                                     2007, File No. 000-52158

     4.3     Form of Warrant (Bridge Financing)                      Incorporated by reference to the Quarterly Report
                                                                     on Form 10-Q filed on May 14, 2007, File No.
                                                                     000-52158

    10.1     Exclusive License Agreement with Smoky Systems, LLC     Incorporated by reference to Registration
             (Amended and Restated)                                  Statement on Form 10-SB filed on February 16,
                                                                     2007, File No. 000-52158

    10.2     Amended and Restated Processing Agreement with Mary     Incorporated by reference to Amendment No. 3 to
             Ann's Specialty Foods, Inc. dated July 1, 2006          Registration Statement on Form SB-2 filed on
                                                                     August 24, 2007, File No. 333-143008

    10.3     Form of Purchase Agreement (Bridge Financing)           Incorporated by reference to Amendment No. 3 to
                                                                     Registration Statement on Form SB-2 filed on
                                                                     August 24, 2007, File No. 333-143008


EXHIBIT NO.                        EXHIBIT                               INCORPORATED BY REFERENCE/FILED HEREWITH
-----------  -----------------------------------------------------   -------------------------------------------------
    10.4     Form of Convertible Note (Bridge Financing)             Incorporated by reference to the Quarterly Report
                                                                     on Form 10-Q filed on May 14, 2007, File No.
                                                                     000-52158

    10.5     Form of NonStatutory Stock Option Agreement             Incorporated by reference to Registration
                                                                     Statement on Form 10-SB filed on February 16,
                                                                     2007, File No. 000-52158

    10.6     Independent Contractor Agreement dated November 20,     Incorporated by reference to Registration
             2006 with Kenneth N. Hankin                             Statement on Form 10-SB filed on February 16,
                                                                     2007, File No. 000-52158

    10.7     Employment Agreement dated May 10, 2007 with Edward     Incorporated by reference to the Quarterly Report
             C. Feintech                                             on Form 10-Q filed on May 14, 2007, File No.
                                                                     000-52158

    10.8     QMG Services Proposal                                   Incorporated by reference from Amendment No. 2 to
                                                                     Registration Statement on Form SB-2, File No.
                                                                     333-143008, filed on August 1, 2007

    10.9     Investment Agreement dated October 30, 2007 with        Incorporated by reference to the Current Report
             Dutchess Private Equities Fund, Ltd.                    on 8-K/A filed on November 6, 2007, File No.
                                                                     000-52158

    10.10    Registration Rights Agreement dated October 30, 2007    Incorporated by reference to the Current Report
             with Dutchess Private Equities Fund, Ltd.               on 8-K/A filed on November 6, 2007, File No.
                                                                     000-52158

    10.11    Binding Term Sheet for Purchase Agreement dated         Incorporated by reference to the Current Report
             November 7, 2007 with Ron Barone                        on 8-K filed on November 19, 2007, File No.
                                                                     000-52158

    10.12    Independent Contractor Agreement dated March            Filed herewith
             10, 2008 with Michael Harris

    23.1     Consent of Independent  Registered Public               Filed herewith
             Accountants

     24      Power of Attorney                                       Included on the signature page hereof

    31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief         Filed herewith
             Executive Officer

    31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief         Filed herewith
             Financial Officer

    32.1     Section 1350 Certification of Chief Executive Officer   Filed herewith

    32.2     Section 1350 Certification of Chief Financial Officer   Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         AUDIT FEES

         The Company's independent auditor for the year ended December 31, 2007 was Jaspers + Hall, PC ("Jaspers + Hall"). The aggregate fees for audit services totaled $5,000 for the fiscal year ended December 31, 2007 and $3,500 for the fiscal year ended December 31, 2006.

         AUDIT RELATED FEES

         The aggregate fees for professional services rendered by Jaspers + Hall for assurance and other audit related services was $3,000 for the year ended December 31, 2007 and none for the fiscal year ended December 31, 2006.

         TAX FEES

         There were no fees paid to Jaspers + Hall for tax related professional services for the year ended December 31, 2007 or the fiscal year ended December 31, 2006.

         ALL OTHER FEES

         Jaspers + Hall did not provide to the Company any other material services during the fiscal year ended December 31, 2007 or the fiscal year ended December 31, 2006.

         AUDIT COMMITTEE PRE-APPROVAL POLICIES

         Under the pre-approval policies and procedures established by the Board of Directors, functioning as the Audit Committee, it would not permit engagement of accountants to render audit or non-audit services without prior approval of the Board of Directors, functioning as the Audit Committee. As a result, all engagements of the independent auditors to render audit or non-audit services were approved by the Board of Directors, functioning as the Audit Committee.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SMOKY MARKET FOODS, INC.

                                            By:   /s/   Eddie Feintech
                                                  -----------------------
                                                  Eddie Feintech
                                                  Chief Executive Officer

                                            Date: April 15, 2007
                                                  -----------------------


                   POWER OF ATTORNEY AND ADDITIONAL SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated. Each person, whose signature to this Form 10-KSB appears below, hereby constitutes and appoints Eddie Feintech as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this Form 10-KSB, and any and all instruments or documents filed as part of or in connection with this Form 10-KSB or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.


Signature                       Title                             Date
---------                       -----                             ----

/s/ Edward C. Feintech          Chief Executive Officer,          April 15, 2008
--------------------------      President and Chairman
Edward C. Feintech              (Principal Executive Officer)

/s/ Shane Campbell              Chief Financial Officer           April 15, 2008
--------------------------      (Principal Financial and
Shane Campbell                  Accounting Officer)

/s/ Scott L. Bargfrede          Director                          April 15, 2008
--------------------------
Scott L. Bargfrede


/s/ Daniel Brune                Director                          April 15, 2008
--------------------------
Daniel Brune

SMOKY MARKET FOODS, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 KENYON AVENUE, SUITE 100
DENVER, CO 80237
303-796-0099

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Smoky Market Foods, Inc.

We have audited the accompanying balance sheet of Smoky Market Foods, Inc. (A Development Stage Company) as of December 31, 2007 and 2006 and the related statements of operations, changes in stockholders' deficit, and cash flows for the year ended December 31, 2007 and period April 18, 2006 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smoky Market Foods, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007 and period April 18, 2006 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jaspers + Hall, PC
April 14, 2008

                                    SMOKY MARKET FOODS, INC.
                                  (A Development Stage Company)

                                         Balance Sheets
                                         --------------

                                                                     DECEMBER 31,
                                                                2007            2006
                                                             -----------    -----------
ASSETS:
-------
Current Assets
     Cash                                                    $    16,235    $   108,120
     Accounts receivable, net of allowance                            --          1,877
     Inventory                                                     4,250         13,694
                                                             -----------    -----------

     Total Current Assets                                         20,485        123,691

Property & Equipment, net of accumulated depreciation            166,478        184,163

Other Assets
     Intangible assets                                           125,000         40,000
     Deposits                                                      8,483          2,683
                                                             -----------    -----------
     Total Other Assets                                          133,483         42,683
                                                             -----------    -----------

     Total Assets                                            $   320,446    $   350,537
                                                             ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
-----------------------------------------------
Current Liabilities
     Accounts payable                                        $   264,548    $   222,473
     Accrued interest                                                 --         14,460
     Short-term advance                                           40,000             --
     Convertible notes                                                --        483,600
     Current maturities of capital lease obligations              18,127         13,407
                                                             -----------    -----------

     Total Current Liabilities                                   322,675        733,940

Long-term Liabilities
     Capital lease obligatons, less current maturities            12,835         30,962
                                                             -----------    -----------

     Total Liabilities                                           335,510        764,902
                                                             -----------    -----------

Stockholders' Equity (Deficit)
     Preferred Stock, par value $.001, 10,000,000 shares
        authorized; no shares issued and outstanding                  --             --
     Common Stock, par value $.001, 200,000,000 shares
        authorized: 54,812,824 issued and outstanding at
     December 31, 2007 and 41,600,000 at December 31, 2006        54,813         41,600
     Deferred Stock-Based Compensation                        (1,096,973)       (96,465)
     Other paid-in capital                                     2,437,816        158,400
     Additional paid-in capital                                  693,106        106,619
     Deficit accumulated during the development stage         (2,103,826)      (624,519)
                                                             -----------    -----------
     Total Stockholders' Equity (Deficit)                        (15,064)      (414,365)
                                                             -----------    -----------

Total Liabilities and Stockholders' Equity (Deficit)         $   320,446    $   350,537
                                                             ===========    ===========


           The accompanying notes are an integral part of these financial statements.


                            SMOKY MARKET FOODS, INC.
                          (A Development Stage Company)

                            Statements of Operations
                            ------------------------

                                               APRIL 18, 2006     APRIL 18, 2006
                              YEAR ENDED    (INCEPTION) THROUGH    (INCEPTION)
                             DECEMBER 31,       DECEMBER 31,     TO DECEMBER 31,
                                 2007               2006              2007
                             ------------       ------------      ------------


Revenue                      $      6,947       $      3,145      $     10,092

Cost of Goods Sold                 12,425              2,878            15,303
                             ------------       ------------      ------------

Gross Profit (Loss)                (5,478)               267            (5,211)

Operating Expenses              1,418,136            599,062         2,017,198
                             ------------       ------------      ------------

Operating Loss                 (1,423,614)          (598,795)       (2,022,409)
                             ------------       ------------      ------------

Other Income (Expense)
    Interest Income                   887                 --               887
    Interest Expense              (56,580)           (25,724)          (82,304)
                             ------------       ------------      ------------

Other Expense - Net               (55,693)           (25,724)          (81,417)
                             ------------       ------------      ------------

Net (Loss)                   $ (1,479,307)      $   (624,519)     $ (2,103,826)
                             ============       ============      ============

Basic and Diluted
    (Loss) per Share:
    Basic and Diluted        $     (0.032)      $     (0.014)     $     (0.048)
                             ============       ============      ============

    Weighted Average
       Number of Shares        46,388,636         43,798,268        43,798,268
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




                                                    SMOKY MARKET FOODS, INC.
                                                  (A Development Stage Company)

                                               Statements of Stockholders' Deficit
                                               -----------------------------------

                                                                                                         ACCUMULATED
                                        COMMON STOCK           DEFERRED        OTHER      ADDITIONAL     DURING THE
                                 -------------------------   STOCK-BASED      PAID-IN       PAID-IN      DEVELOPMENT       TOTAL
                                    SHARES       AMOUNT      COMPENSATION     CAPITAL       CAPITAL         STAGE        (DEFICIT)
                                 -----------   -----------   -----------    -----------   -----------    -----------    -----------

BALANCE, APRIL 18, 2006
  (INCEPTION)                             --   $        --   $        --    $        --   $        --    $        --    $        --

Common shares issued to
  related party Smoky Systems,
  LLC                             40,000,000        40,000            --             --            --             --         40,000
Common shares issued to
  officers/directors                 300,000           300            --         29,700            --             --         30,000
Common shares issued to
  supplier                            50,000            50            --          4,950            --             --          5,000
Common shares issued to
  financial consultant             1,250,000         1,250            --        123,750            --             --        125,000
Issuance of 1,425,000 stock
  options to officers/
  directors                               --            --      (106,619)            --       106,619             --             --
Amortization of stock-based
  compensation                            --            --        10,154             --            --             --         10,154
Net (Loss) for the period
  4/18/06 to 12/31/06                     --            --            --             --            --       (624,519)      (624,519)
                                 -----------   -----------   -----------    -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 2006        41,600,000        41,600       (96,465)       158,400       106,619       (624,519)      (414,365)

Common shares issued to
  financial consultant               100,000           100            --          9,900            --             --         10,000
Common shares issued to an
  individual for endorsement
  rights                             500,000           500       (50,000)        49,500            --             --             --
Common shares issued to an
  individual for consulting
  services                            25,000            25            --          2,475            --             --          2,500
Common shares issued to the
  CEO as compensation              1,500,000         1,500            --        148,500            --             --        150,000
Issuance of 425,000 options to
  the CEO as compensation                 --            --       (30,983)            --        30,983             --             --
Valuation of common stock
  conversion priviledges to
  convertible debtholders                 --            --      (336,158)            --       336,158             --             --
Valuation of warrants issued
  to convertible debtholders              --            --      (219,346)            --       219,346             --             --
Common shares issued for cash        628,571           629            --        301,371            --             --        302,000
Common shares issued to
  financial consultant for
  investor relations services        400,000           400      (192,000)       191,600            --             --             --
Conversion of convertible debt
  to common shares                 8,445,509         8,445            --        836,107            --             --        844,552
Common stock issued to
  existing shareholder in
  exchange for leasehold
  rights for pilot store             228,571           229            --         79,771            --             --         80,000
Common stock issued in
  satisfaction of open trade
  payable                             10,173            10            --          1,567            --             --          1,577
Commons stock issued to
  various individuals for
 future store opening/
  promotion                        1,375,000         1,375      (660,000)       658,625            --             --             --
Amortization of stock-based
  compensation                            --            --       487,979             --            --             --        487,979
Net (Loss) for the Year Ended
  December 31, 2007                       --            --            --             --            --     (1,479,307)    (1,479,307)
                                 -----------   -----------   -----------    -----------   -----------    -----------    -----------

 BALANCE, DECEMBER 31, 2007       54,812,824   $    54,813   $(1,096,973)   $ 2,437,816   $   693,106    $(2,103,826)   $   (15,064)
                                 ===========   ===========   ===========    ===========   ===========    ===========    ===========


                           The accompanying notes are an integral part of these financial statements.



                                  SMOKY MARKET FOODS, INC.
                               (A Development Stage Company)

                                  Statements of Cash Flows
                                  ------------------------

                                                                       APRIL 18
                                                                      (INCEPTION)   APRIL 18, 2006
                                                       YEAR ENDED      THROUGH        (INCEPTION)
                                                      DECEMBER 31,   DECEMBER 31,   TO DECEMBER 31,
                                                          2007           2006            2007
                                                       -----------    -----------    -----------

Operating Activities
     Net (Loss)                                        $(1,479,307)   $  (624,519)   $(2,103,826)
     Stock-based financing and compensation costs          650,480        168,904        819,384
     Depreciation                                           34,405         19,055         53,460
     Accrued interest converted to common stock             58,451             --         58,451
     Adjustments to reconcile net loss to cash used
     in operating activities:
       (Increase) decrease in accounts receivable            1,877         (1,877)            --
       (Increase) decrease in inventory                      9,444        (13,694)        (4,250)
       Increase (decrease) in accounts payable              43,652        222,473        266,125
       Increase (decrease) in accrued interest             (14,460)        14,460             --
                                                       -----------    -----------    -----------

Net Cash (Used) by Operating Activities                   (695,458)      (215,198)      (910,656)
                                                       -----------    -----------    -----------

Investing Activities
     Purchase of property and equipment                    (16,720)      (151,170)      (167,890)
     Deposits and other asset purchases                    (10,800)        (2,683)       (13,483)
                                                       -----------    -----------    -----------

Net Cash (Used) by Investing Activities                    (27,520)      (153,853)      (181,373)
                                                       -----------    -----------    -----------

Financing Activities
     Proceeds from issuance of common stock                302,000          1,250        303,250
     Proceeds from issuance of convertible notes           302,500        483,600        786,100
     Proceeds from (payments on) short term                 40,000         (7,679)        32,321
       promissory note - net
     Principal payments on capital lease obligations       (13,407)            --        (13,407)
                                                       -----------    -----------    -----------

Cash Provided by Financing Activities                      631,093        477,171      1,108,264
                                                       -----------    -----------    -----------

Net Increase (Decrease) in Cash                            (91,885)       108,120         16,235

Cash, Beginning of Period                                  108,120             --             --
                                                       -----------    -----------    -----------

Cash, End of Period                                    $    16,235    $   108,120    $    16,235
                                                       ===========    ===========    ===========


Supplemental Information:
     Interest Paid                                     $    12,977    $    11,264    $    24,241

     Income Taxes Paid                                 $        --    $        --    $        --

     Intangible Assets Acquired in Exchange
       for Common Stock                                $    85,000    $    40,000    $   125,000

     Convertible Promissory Notes and Accrued
       Interest Exchanged for Common Stock             $   844,552    $        --    $        --


             The accompanying notes are an integral part of these financial statements.


                                              F-5

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Smoky Market Foods, Inc, (or "the Company") is a development stage company that was incorporated on April 18, 2006 under the laws of the State of Nevada.

The Company intends to engage in the development and operation of fast service casual restaurants. The restaurants will feature proprietary menu items and emphasize the preparation of food with high quality ingredients developed under the Smoky Market(TM) brand, as well as unique recipes and special seasonings to provide appealing, tasty and attractive food at competitive prices. Traditional restaurants will feature dine-in, carryout and, possibly in some instances, drive-thru or delivery service. Non-traditional units are expected to include express locations and kiosks which have a more limited menu and operate in non-traditional locations such as airports, gasoline service stations, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient. The company may also engage in other retail or wholesale distribution strategies intended to exploit the Smoky Market brand. As of the balance sheet date, the Company had minimal operations and in accordance with Statements on Financial Accounting Standards No. 7 is considered to be in the development stage.

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

Accounts Receivable

The Company writes off accounts receivable against the bad debt allowance when the Company determines a balance is uncollectible. As of December 31, 2007 and 2006, management determined that the bad debt allowance balance was appropriately established at $-0-.

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006


Inventory

Inventory consists of Smoky Market food items and branded packaging. It is valued at the lower of cost or market using the average cost method. Inventory consisted of the following as of December 31:

                                                       2007               2006
                                                      -------            -------

         Food                                         $    --            $12,269
         Branded Packaging                              4,250              1,425
                                                      -------            -------
                                                      $ 4,250            $13,694
                                                      =======            =======


Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets' estimated economic lives, which range from 3 to 25 years. Property and equipment were as December 31:

                                                   2007                2006
                                                 ---------          ---------

         Processing Equipment                    $ 104,771          $ 104,771
         Smallwares                                  3,765              3,765
         Transportation Equipment                   10,077             10,077
         Operating Equipment                        44,382             29,512
         Office Equipment                           29,112             27,262
         Software                                   27,831             27,831
                                                 ---------          ---------
                                                   219,938            203,218
         Accumulated depreciation                  (53,460)           (19,055)
                                                 ---------          ---------
                                                 $ 166,478          $ 184,163
                                                 =========          =========

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value. The carrying value of the Company's long-term debt and capitalized leases approximated their fair value based on the current market conditions for similar debt instruments.

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006


Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. As of December 31, 2007, management believes that there is no impairment of long-lived assets. Intangible assets were as follows at December 31:

                                                           2007            2006
                                                         --------       --------

         License to Smoky Market brand                   $ 40,000       $ 40,000
           and cooking technology
         Lease rights to restaurant                        85,000             --
                                                         --------       --------
                                                         $125,000       $ 40,000
                                                         ========       ========

Revenue Recognition

As of December 31, 2007, the Company was still in the development stage. As such, the only revenue consisted of minimal amounts of ecommerce sales. Such sales are recognized at the time of shipment.

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

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006


Stock-Based Compensation

The Company has issued its common shares, warrants and options as compensation to directors, officers, and non-employees ("recipients"). The Company measures the amount of stock-based compensation based on the fair value of the equity instrument issued or the services or goods provided as of the earlier of (1) the date at which an agreement is reached with the recipient as to the number of shares to be issued for performance, or (2) the date at which the recipient's performance is complete. All stock-based compensation is measured and recorded in accordance with Financial Accounting Standard 123R.

Deferred stock-based compensation was as follows as of December 31:

                                                         2007             2006
                                                       ----------     ----------
         Deferred stock-based compensation             $1,595,106     $  106,619
         Less amortization                                498,133         10,154
                                                       ----------     ----------
                                                       $1,096,973     $   96,465
                                                       ==========     ==========

Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006


Recent Pronouncements

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

SFAS 156 - `Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140'

This Statement, issued in March 2006, amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006


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

The Company has experienced losses since inception which relate mainly to the Company's search for debt and equity financing necessary to carry out its business plan. The Company incurred a net loss of $1,479,307 for the year ended December 31, 2007 and a net loss of $624,519 for the period of April 18, 2006 (Inception) though December 31, 2006. At December 31, 2007, the Company had a working capital deficit of $302,190. In addition, the Company had no material revenue generating operations since inception.

The Company's ability to continue as a going concern is contingent upon its ability to obtain debt and/or capital financing.

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006


The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


NOTE 3.  CONVERTIBLE DEBT

The Company had issued a series of convertible promissory notes to multiple private investors. Through these efforts, the Company raised $302,500 and $483,600 during the year ended December 31, 2007 and period ended December 31, 2006, respectively, for a total of for a total of $786,100. The notes contained stated interest at an annual 9% rate. During 2007, all $786,100 of the notes and $58,452 in related interest, for a total balance of $844,552 were converted to 8,445,509 shares of common stock.


NOTE 4.  CAPITAL LEASE OBLIGATIONS

The Company assumed multiple lease obligations in the transaction described in
Note 7. The leases have been capitalized and are reflected as liabilities on the balance sheet.

Future capital lease obligations were as follows at December 31, 2007:

         Minimum lease payments:
           2008                                                          $25,915
           2009                                                           14,321
                                                                         -------
           Total                                                          40,236
         Amounts representing interest                                     9,274
                                                                         -------
         Present value of minimum lease payments                          30,962
         Current portion                                                  18,127
                                                                         -------
         Long-term portion                                               $12,835
                                                                         =======


NOTE 5.  SHORT-TERM ADVANCE

The short-term advance consists of cash loaned to the company. The loan was an unsecured, non-interest bearing, unsecured advance with no formal repayment terms.

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006


NOTE 6.  CAPITAL STOCK

Common Stock
------------

On April 18, 2006, the State of Nevada authorized the Company to issue a maximum of 200,000,000 shares of the Company's common stock. The assigned par value was $.001. On the same day, the Company issued 40,000,000 common shares to Smoky Systems, LLC, a Nevada LLC and related party, in exchange for certain assets. This transaction is discussed more fully in Note 7 below.

Preferred Stock
---------------

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company's preferred stock at $.001 per share. Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. As of December 31, 2007, no preferred shares had been issued.


NOTE 7.  RELATED PARTY TRANSACTIONS

As discussed in Note 6, the Company issued 40,000,000 shares of common stock to a related party, Smoky Systems, LLC in exchange for a license to certain assets. The license entitles Smoky Market Foods, Inc. to the use of certain assets developed by Smoky Systems, LLC, a related party. The licensed assets include intellectual property such as trademarks, copyrights, telephone numbers, email addresses, marketing collateral and other branded materials that will be utilized by management to exploit the Smoky Market brand.

Management assigned a nominal value of $40,000 to such assets in this related party transaction. The 40,000,000 shares were therefore issued at the $.001 par value per share.

Subsequently in 2006, the Company purchased certain tangible assets from Smoky Systems in a bulk asset purchase. The purchase was consummated at Smoky Systems, LLC's book value, and is summarized as follows:

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006


         Property and equipment acquired                                $163,628
         Assumed capital lease obligations                                52,048
                                                                        --------
         Net purchase price                                             $111,580
                                                                        ========

NOTE 8.  COMMITMENTS

During the year ended December 31, 2007, the Company retained the services of a consultant (the "Consultant") who is assisting the company in obtaining debt financing and other corporate finance initiatives. The Consultant was granted 1,250,000 common shares as compensation under the terms of the agreement. The fair value of such shares was reflected as an operating cost in the statement of operations and were valued using the Black-Scholes Method. The Company has offered to retain the Consultant in 2008 under similar terms. As of the date of these financial statements, this proposed renewal has not been accepted by the Consultant.

The Company has reserved 6,500,000 common shares for the exercise of stock options and awards to be issued pursuant to the 2006 Stock Option Plan. Information relating to options issued through December 31, 2007 under this plan is as follows:


                                             Options and                Weighted
                                             Stock Awards                Average
                                              Available     Number of   Exercise
                                              for Grant      Shares       Price
                                             ----------    ----------   --------
Outstanding as of April 18, 2006 (Inception)         --            --         --
  Shares reserved                             6,500,000            --
  Options granted                            (1,462,500)    1,462,500   $   0.10
  Options exercised                                  --            --         --
  Options canceled                                   --            --         --
                                             ----------    ----------
Outstanding as of December 31, 2006           5,037,500     1,462,500   $   0.10
  Shares reserved                                    --            --         --
  Options granted                              (425,000)      425,000         --
  Stock awards granted                       (1,775,000)    1,775,000        n/a
  Options exercised                                  --            --         --
  Options canceled                                   --            --         --
                                             ----------    ----------
Outstanding as of December 31, 2007           2,837,500     3,662,500   $   0.10
                                             ==========    ==========

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006


The assumptions used in computing fair value of options is as follows:

         Expected stock price volatility                          75.0%
         Risk-free interest rate                                   4.7%
         Expected term (years)                                     7.00
         Weigted-aveage fair value of stock options granted     $ 0.073


The Company has also issued warrants in connection with a convertible debt offering. A summary of the associated warrants is as follows:

                                                                 WEIGHTED
                                                                 AVERAGE
                                                                 EXERCISE
                                                  WARRANTS        PRICE
                                                  ---------      --------
Outstanding as of April 18, 2006 (Inception)             --            --
  Warrants granted                                4,296,000      $   0.10
  Warrants exercised                                     --            --
  Warrants canceled                                      --            --
                                                  ---------
OUTSTANDING AS OF DECEMBER 31, 2006               4,296,000      $   0.10
  Warrants granted                                3,565,000            --
  Warrants exercised                                                   --
  Warrants canceled                                      --            --
OUTSTANDING AS OF DECEMBER 31, 2007               7,861,000      $   0.10
                                                  =========