Form 10-Q
period 2008-03-31
SMOKY MARKET FOODS INC
filed 2008-05-14
CIK 1370544

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008



 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO _________________


                            SMOKY MARKET FOODS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           NEVADA                     000-52180               20-4748589
----------------------------    --------------------      --------------------
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

       Registrant's telephone number, including area code: (866) 851-7787


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ] .

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (Check one):

         Large accelerated filer     [ ]          Accelerated filer  [ ]
         Non-accelerated filer       [ ]          Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): YES [ ] NO [X]

             AS OF MAY 15, 2008 THE REGISTRANT HAD 59,619,489 SHARES
                          OF COMMON STOCK OUTSTANDING.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 Balance Sheets


                                                               MARCH 31,      DECEMBER 31,
                                                                 2008              2007
                                                              (UNAUDITED)       (AUDITED)
                                                              -----------      -----------

ASSETS:
Current Assets
      Cash                                                    $    20,862      $    16,235
      Inventory                                                     4,250            4,250
                                                              -----------      -----------

      Total Current Assets                                         25,112           20,485

Property & Equipment, net of accumulated depreciation             160,877          166,478

Other Assets
      Intangible assets                                           125,000          125,000
      Deposits                                                     16,483            8,483
                                                              -----------      -----------
      Total Other Assets                                          141,483          133,483
                                                              -----------      -----------

      Total Assets                                            $   327,472      $   320,446
                                                              ===========      ===========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities
      Accounts payable                                        $   333,878      $   264,548
      Short-term advance                                            5,000           40,000
      Current maturities of capital lease obligations              19,725           18,127
                                                              -----------      -----------

      Total Current Liabilities                                   358,603          322,675

Long-term Liabilities
      Capital lease obligatons, less current maturities             7,262           12,835
                                                              -----------      -----------

      Total Liabilities                                           365,865          335,510
                                                              -----------      -----------

Stockholders' Equity (Deficit)
      Preferred Stock, par value $.001, 10,000,000 shares
         authorized; no shares issued and outstanding                  --               --
      Common Stock, par value $.001, 200,000,000 shares
         authorized: 59,019,489 issued and outstanding at
      March 31, 2008 and 54,812,824 at December 31, 2007           59,019           54,813
      Deferred Stock-Based Compensation                        (1,440,198)      (1,096,973)
      Other paid-in capital                                     3,172,609        2,437,816
      Additional paid-in capital                                  693,106          693,106
      Deficit accumulated during the development stage         (2,522,929)      (2,103,826)
                                                              -----------      -----------
      Total Stockholders' Equity (Deficit)                        (38,393)         (15,064)
                                                              -----------      -----------

Total Liabilities and Stockholders' Equity (Deficit)          $   327,472      $   320,446
                                                              ===========      ===========


   The accompanying notes are an integral part of these financial statements.



                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            Statements of Operations


                             THREE MONTHS      THREE MONTHS     APRIL 18, 2006
                                 ENDED            ENDED         (INCEPTION) TO
                            MARCH 31, 2008   MARCH 31, 2007    MARCH 31, 2008
                              (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
                            ------------      ------------      ------------


Revenue                     $        287      $        265      $     10,379

Cost of Goods Sold                    --                --            15,302
                            ------------      ------------      ------------

Gross Profit (Loss)                  287               265            (4,923)

Operating Expenses               408,861           118,902         2,426,060
                            ------------      ------------      ------------

Operating Loss                  (408,574)         (118,637)       (2,430,983)
                            ------------      ------------      ------------

Other Income (Expense)
    Interest Income                   --               569               887
    Interest Expense             (10,529)          (15,816)          (92,833)
                            ------------      ------------      ------------

Other Expense - Net              (10,529)          (15,247)          (91,946)
                            ------------      ------------      ------------

Net (Loss)                  $   (419,103)     $   (133,884)     $ (2,522,929)
                            ============      ============      ============


Basic and Diluted
    (Loss) per Share:
    Basic and Diluted       $     (0.007)     $     (0.003)      $   (0.055)
                            ============      ============      ============

    Weighted Average
       Number of Shares       57,261,712        41,600,000        45,481,199
                            ============      ============      ============




   The accompanying notes are an integral part of these financial statements.




                                                  SMOKY MARKET FOODS, INC.
                                               (A DEVELOPMENT STAGE COMPANY)

                                        Statements of Stockholders' Equity (Deficit)
                                                         Unaudited



                                                                 COMMON STOCK               DEFERRED          OTHER
                                                          ---------------------------      STOCK-BASED       PAID-IN
                                                            SHARES         AMOUNT         COMPENSATION       CAPITAL
                                                          -----------     -----------     -----------      -----------

BALANCE, APRIL 18, 2006 (INCEPTION)                                --     $        --     $        --      $        --

Common shares issued to related party
   Smoky Systems, LLC                                      40,000,000          40,000                               --
Common shares issued to
officers/directors                                            300,000             300                           29,700
Common shares issued to
supplier                                                       50,000              50                            4,950
Common shares issued to
financial consultant                                        1,250,000           1,250                          123,750
Issuance of 1,425,000 stock options to
officers/directors                                                 --              --        (106,619)              --
Stock-based compensation                                                                       10,154
Net (Loss) for the period 4/18/06 to 12/31/06                      --              --                               --
                                                          -----------     -----------     -----------      -----------

BALANCE, DECEMBER 31, 2006                                 41,600,000          41,600         (96,465)         158,400

Common shares issued to
financial consultant                                          100,000             100                            9,900
Common shares issued to
an individual for endorsement rights                          500,000             500         (50,000)          49,500
Common shares issued to
an individual for consulting services                          25,000              25                            2,475
Common shares issued to
the CEO as compensation                                     1,500,000           1,500                          148,500
Issuance of 425,000 options to
the CEO as compensation                                            --              --         (30,983)              --
 Valuation of common stock conversion
 priviledges to convertible debtholders                            --              --        (336,158)              --
 Valuation of warrants issued to convertible
 debtholders                                                       --              --        (219,346)              --
 Common shares issued for cash                                628,571             629              --          301,371
 Common shares issued to financial consultant
 for investor relations services                              400,000             400        (192,000)         191,600
 Conversion of convertible debt to
 common shares                                              8,445,509           8,445              --          836,107
 Common stock issued to existing shareholder in
 exchange for leasehold rights for pilot store                228,571             229              --           79,771
 Common stock issued in satisfaction of open
 trade payable                                                 10,173              10              --            1,567
 Commons stock issued to various individuals for
 future store opening/promotion                             1,375,000           1,375        (660,000)         658,625
 Stock-based compensation                                          --              --         487,979               --
 Net (Loss) for the Year Ended December 31, 2007                   --              --              --               --
                                                          -----------     -----------     -----------      -----------

 BALANCE, DECEMBER 31, 2007                                54,812,824          54,813      (1,096,973)       2,437,816

 Common shares issued for cash                                673,333             673              --          100,327
 Common shares issued in exchange for services as             266,666             267              --           39,733
     performed by the Company's CIO
 Common shares issued in exchange for future services       3,000,000           3,000        (549,000)         547,000
 Conversion of short-term advance to common shares            266,666             266              --           47,733
 Amortization of stock-based compensation                          --              --         205,775          205,775
 Net (Loss) for the Three Months Ended March 31, 2008              --              --              --               --
                                                          -----------     -----------     -----------      -----------
 BALANCE, MARCH 31, 2008                                   59,019,489     $    59,019     $(1,440,198)     $ 3,172,609
                                                          ===========     ===========     ===========      ===========

[table continued]

                                                                           ACCUMULATED
                                                           ADDITIONAL       DURING THE
                                                            PAID-IN         DEVELOPMENT        TOTAL
                                                            CAPITAL            STAGE         (DEFICIT)
                                                          -----------      -----------      -----------

BALANCE, APRIL 18, 2006 (INCEPTION)                       $        --      $        --      $        --

Common shares issued to related party
   Smoky Systems, LLC                                              --               --           40,000
Common shares issued to
officers/directors                                                 --               --           30,000
Common shares issued to
supplier                                                           --               --            5,000
Common shares issued to
financial consultant                                               --               --          125,000
Issuance of 1,425,000 stock options to
officers/directors                                            106,619               --               --
Stock-based compensation                                                                         10,154
Net (Loss) for the period 4/18/06 to 12/31/06                      --         (624,519)        (624,519)
                                                          -----------      -----------      -----------

BALANCE, DECEMBER 31, 2006                                    106,619         (624,519)        (414,365)

Common shares issued to
financial consultant                                               --               --           10,000
Common shares issued to
an individual for endorsement rights                               --               --               --
Common shares issued to
an individual for consulting services                              --               --            2,500
Common shares issued to
the CEO as compensation                                            --               --          150,000
Issuance of 425,000 options to
the CEO as compensation                                        30,983               --               --
 Valuation of common stock conversion
 priviledges to convertible debtholders                       336,158               --               --
 Valuation of warrants issued to convertible
 debtholders                                                  219,346               --
 Common shares issued for cash                                     --               --          302,000
 Common shares issued to financial consultant
 for investor relations services                                   --               --               --
 Conversion of convertible debt to
 common shares                                                     --               --          844,552
 Common stock issued to existing shareholder in
 exchange for leasehold rights for pilot store                     --               --           80,000
 Common stock issued in satisfaction of open
 trade payable                                                     --               --            1,577
 Commons stock issued to various individuals for
 future store opening/promotion                                    --               --               --
 Stock-based compensation                                          --               --          487,979
 Net (Loss) for the Year Ended December 31, 2007                   --       (1,479,307)      (1,479,307)
                                                          -----------      -----------      -----------

 BALANCE, DECEMBER 31, 2007                                   693,106       (2,103,826)         (15,064)

 Common shares issued for cash                                     --                           101,000
 Common shares issued in exchange for services as                  --                            40,000
     performed by the Company's CIO
 Common shares issued in exchange for future services                                             1,000
 Conversion of short-term advance to common shares                 --                            47,999
 Amortization of stock-based compensation                                                       205,775
 Net (Loss) for the Three Months Ended March 31, 2008              --         (419,103)        (419,103)
                                                          -----------      -----------      -----------
 BALANCE, MARCH 31, 2008                                  $   693,106      $(2,522,929)     $   (38,393)
                                                          ===========      ===========      ===========




              The accompanying notes are an integral part of these financial statements.


                                          SMOKY MARKET FOODS, INC.
                                       (A DEVELOPMENT STAGE COMPANY)

                                          Statements of Cash Flows
                                                   (Unaudited)

                                                              THREE MONTHS    THREE MONTHS      APRIL 18, 2006
                                                                  ENDED           ENDED         (INCEPTION) TO
                                                              MARCH 31, 2008  MARCH 31, 2007    MARCH 31, 2008
                                                               -----------      -----------      -----------

Operating Activities
        Net (Loss)                                             $  (419,103)     $  (133,884)     $(2,522,929)
        Stock-based financing and compensation costs               253,775            3,808        1,073,753
        Depreciation                                                 8,601            8,153           62,061
        Accrued interest converted to common stock                      --               --               --
        Adjustments to reconcile net loss to cash used
            in operating activities:

                (Increase) decrease in accounts receivable              --              547               --

                (Increase) decrease in inventory                        --           (2,981)          (4,250)
                Increase (decrease) in accounts payable             70,329          (36,158)         333,878

                Increase (decrease) in accrued interest                 --           12,563               --
                                                               -----------      -----------      -----------
Net Cash (Used) by Operating Activities                            (86,398)        (147,952)      (1,057,487)
                                                               -----------      -----------      -----------
Investing Activities
        Purchase of property and equipment                          (3,000)              --          (59,310)
        Deposits and other asset purchases                          (8,000)              --          (16,483)
                                                               -----------      -----------      -----------

Net Cash (Used) by Investing Activities                            (11,000)              --          (75,793)
                                                               -----------      -----------      -----------

Financing Activities
        Proceeds from issuance of common stock                     101,000               --          388,100
        Proceeds from issuance of convertible notes                     --          135,500          786,100
        Proceeds from (payments on) short term
          advances - net                                             5,000               --            5,000
        Principal payments on capital lease obligations             (3,975)          (3,306)         (25,058)
                                                               -----------      -----------      -----------

Cash Provided by Financing Activities                              102,025          132,194        1,154,142
                                                               -----------      -----------      -----------

Net Increase (Decrease) in Cash                                      4,627          (15,758)          20,862

Cash, Beginning of Period                                           16,235          108,120               --
                                                               -----------      -----------      -----------

Cash, End of Period                                            $    20,862      $    92,362      $    20,862
                                                               ===========      ===========      ===========


Supplemental Information:
        Interest Paid                                          $    12,977      $     3,253      $    92,833

        Income Taxes Paid                                      $        --      $        --      $        --

        Intangible Assets Acquired in Exchange
            for Common Stock                                   $        --      $        --      $    125,000

        Convertible Promissory Notes and Accrued
            Interest Exchanged for Common Stock                $        --      $        --      $    844,552

        Short-term Advance Exchanged for Common Stock          $    40,000      $        --      $          0



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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets' estimated economic lives, which range from 3 to 25 years. Property and equipment were as follows as of March 31, 2008:

Processing Equipment         $ 104,771
Operating Equipment             44,382
Office Equipment                29,112
Software                        27,831
Transportation Equipment        10,077
Smallwares                       3,765
Leasehold Improvements           3,000
                             ---------
                               222,938
Accumulated depreciation       (62,061)
                             ---------
                             $ 160,877
                             =========


FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value. The carrying value of the Company's capitalized leases approximated their fair value based on the current market conditions for similar debt instruments.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. As of March 31, 2008, management believes that there is no impairment of long-lived assets.

REVENUE RECOGNITION

As of March 31, 2008, the Company was still in the development stage. As such, the only revenue consisted of minimal amounts of ecommerce sales. Such sales are recognized at the time of shipment.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has experienced $(2,522,929) in losses since inception which relate mainly to the Company's search for debt and equity financing necessary to carry out its business plan. Additionally, the Company has a net deficit in working capital of $(333,491) at March 31, 2008. The Company has had no material revenue generating operations since inception.

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

Future lease obligations are as follows for the twelve months ending March 31:

     Minimum lease payments:
       2009                                      $25,915
       2010                                        7,842
                                                 -------
       Total                                      33,758
     Amounts representing interest                 6,771
                                                 -------
     Present value of minimum lease payments      26,987
     Current portion                              19,725
                                                 -------
     Long-term portion                           $ 7,262
                                                 =======

NOTE 4.  CAPITAL STOCK

Common Stock

On April 18, 2006, the State of Nevada authorized the Company to issue a maximum of 200,000,000 shares of the Company's common stock. The assigned par value was $.001. On the same day, the Company issued 40,000,000 common shares to Smoky Systems, LLC, a Nevada LLC and related party, in exchange for certain assets. This transaction is discussed more fully in Note 5 below.

Preferred Stock

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company's preferred stock at $.001 per share. Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. As of March 31, 2008, no preferred shares had been issued.

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

In October 2007, an individual was given 50,000 shares of $.001 par value common stock in exchange for future sports promotional activities. The shares were valued at $24,000, based on 50,000 shares given at $.48 per share

In December 2007, a vendor exchanged $1,577 in trade payables for 10,173 shares of $.001 par value common stock. The stock was valued at $.155 per share.

Also in December 2007, an individual was given 975,000 shares of $.001 common stock in exchange for future international promotional activities. The stock was valued at $.48 per share.

Also in December 2007, an individual was given 50,000 shares of $.001 par value common stock in exchange for future promotional activities. The stock was valued at $.48 per share.

In January 2008, an individual was sold 1,000,000 shares of $.001 par value common stock in exchange for cash at par value ($.001 per share) in connection with the renewal of his agreement for consulting services through the end of 2008. The stock was valued at $.25 per share.

In February 2008, an individual exchanged a $40,000 promissory note for 266,666 shares of $.001 par value common stock. The exercise price of the stock was $.15 per share. As the fair value of the common stock was $.18 at the time of the exchange, the Company recognized $7,999 in non-cash financing costs on the transaction.

In March 2008, a corporate officer (CIO) exchanged services valued at $40,000 for 266,666 shares of $.001 par value common stock. The exercise price of the stock was $.15 per share.

Also in March 2008, an individual was given 2,000,000 shares of $.001 par value common stock in exchange for future investor and public relations services. The exercise price was $.15 per share.

NOTE 5.  RELATED PARTY TRANSACTIONS

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

The transaction is summarized as follows:

     Property and equipment acquired                   $  163,628
     Less assumed capital leases                           52,048
                                                       ----------
     Net purchase price                                $  111,850
                                                       ==========

NOTE 6.  SHORT TERM ADVANCES

The Company had outstanding $5,000 and $40,000 in short-term advances at March 31, 2008 and December 31, 2007, respectively. These advances are non-interest bearing, liabilities with no formal repayment terms, intended to be either repaid or converted to common stock. The $40,000 advance outstanding at December 31, 2007 was advance converted to common stock in February 2007 at $.15 per share. Since the fair value of the shares at that time was $.18, the Company recognized $7,999 in non-cash financing costs on the transaction.

NOTE 7.  COMMITMENTS & SUBSEQUENT EVENTS

The Company retains the services of a consultant (the "Consultant") who is assisting the company in obtaining debt or equity financing and other corporate finance initiatives. The Consultant was granted 1,250,000 common shares and $25,000 as compensation under the terms of the first agreement, and another 1,000,000 common shares for 2008. The fair value of such shares was reflected as an operating cost in the statement of operations.

The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan. Information relating to options issued through March 31, 2008 under this plan is as follows:


                                                  OPTIONS AND    NUMBER OF         WEIGHTED
                                                 STOCK AWARDS      SHARES          AVERAGE
                                                  AVAILABLE                       EXERCISE
                                                  FOR GRANT                        PRICE

Outstanding as of April 18, 2006 (Inception)             --              --           --
Shares reserved                                   6,500,000                           --
Options granted                                  (1,462,500)      1,462,500     $   0.10
Options exercised                                        --              --           --
Options canceled                                         --              --           --
                                                 ----------      ----------
OUTSTANDING AS OF DECEMBER 31, 2006               5,037,500       1,462,500     $   0.10
Shares reserved                                          --              --           --
Options granted                                    (425,000)        425,000           --
Stock awards granted                             (1,775,000)      1,775,000           n/a
Options exercised                                        --              --           --
Options canceled                                         --              --           --
                                                 ----------      ----------
OUTSTANDING AS OF DECEMBER 31, 2007               2,837,500       3,662,500     $   0.10
Shares reserved                                          --              --           --
Options granted                                          --              --           --
Stock awards granted                               (520,000)        520,000          n/a
Options exercised                                        --              --           --
Options canceled                                         --              --           --
                                                 ----------      ----------
OUTSTANDING AS OF MARCH 31, 2008                  2,317,500       4,182,500     $   0.10
                                                 ==========      ==========

The assumptions used in computing fair value of options is as follows:

Expected stock price volatility                                75.0%
Risk-free interest rate                                         4.7%
Expected term (years)                                           7.00
Weigted-aveage fair value of stock options granted           $ 0.073


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         This Quarterly Report on Form 10-Q (this "Report") contains various forward-looking statements. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect," or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. When considering such forward-looking statements, you should keep in mind the risk factors noted in Part II - Other Information, "Item 1A. Risk Factors" and other cautionary statements throughout this Report and our other filings with the Securities and Exchange Commission. You should also keep in mind that all forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report or any other applicable filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.


GENERAL BUSINESS MODEL AND EXPANSION

         Our general business model is to commercially produce and market a healthful product line of wood-smoked protein foods including beef, pork, poultry, lamb and fish, and related recipe products that are fully cooked and packaged for convenient preparation by consumers and commercial end-users. We plan to market and sell such food products under the Smoky Market(R) brand through revenue channels that include retail distribution of packaged products sold by refrigerated display merchandising and over the Internet, and foodservice concept operations that include company-owned and licensed stations, kiosks and restaurant-stores.

         Kiosks and Co-Branding Relationships. As you are likely aware, the restaurant industry in general has entered into a downturn, presumably because of recently accelerating trends of slowing economic conditions, rising fuel costs, rising food costs, lower consumer spending, and rising employee costs for wages and insurance. Indeed, most regional and national chains are reporting drops in customer counts, revenue, and profits. This turn of events has also harmed our ability to raise capital and implement our business plan.

         However, we believe that this downturn in the industry may also represent an opportunity for our company in that it makes our foodservice menu system concepts and our 35 square foot and 70 square foot stations, and 150 square foot self-contained kiosks, potentially attractive to existing restaurants and other venues. As a result, rather than initially emphasizing the construction of restaurant stores in our business plan, we have shifted our focus toward entering into agreements to install the foodservice stations and kiosks inside chain venues (restaurants, delis, juice stores, convenience stores, retail venues, etc.) and operate them as lease departments, in which we pay the host venue a percentage of sales (and/or a rental fee) in exchange for the space in which to set up our station or kiosks. This represents an opportunity for the venues to obtain incremental revenue without additional cost, and it represents opportunity for our company to get its product and brand in front of customers, without significant per-venue up front costs.

         Company-Owned Restaurant-Stores. We plan to continue to open some Smoky Market restaurant-stores (the "Stores"), but in reduced numbers, in strategic locations throughout the country. The Stores will range in size from 1,200 square feet to 3,600 square feet and consist of two building types; modular pre-fabricated buildings that are installed on-site and buildings of leased space in shopping centers or free-standing. The Stores will feature selections of the smoked foods and recipe dishes for foodservice, and customers will also be able to purchase Smoky Market brand packaged products through refrigerated display merchandisers or buy individual portions through old-style, personalized deli-case service. A principal function of Smoky Market restaurant-stores will be to serve as training schools with real-time operations to train operators who will manage stations, kiosks and restaurant-stores.

         We successfully tested our applications for preparation of our food products in a restaurant located in Los Gatos, California for three months from October through December 2006. In November of 2007, we acquired the assets and leasehold rights of this Los Gatos restaurant, and during 2008, assuming adequate financing is in place, we will remodel the site into a prototype Smoky Market restaurant-store. Later in 2008, and assuming further availability of capital, we plan to begin the initial installations of stations and kiosks and to open a few additional stores in key strategic locations in order to train employees and test products for expansion of that part of our business.

         We intend to introduce a new form of franchising to grow and operate our chain, which we expect will involve the integration of typical franchise structure with the relationship benefits of a partnership; we are calling it a "Franship." We are exploring all the dynamics of the program at this time, but in general, we expect the Franship program to provide an incentive pay structure and possible equity-based incentives using company equity; however, we expect to retain actual ownership of Store locations. We believe that we have the potential to expand very rapidly because of proposed Franship program and our menu item systemization (i.e. the use of pre-packaged, sliced and cut portions of menu items that are ready to heat and serve), which reduces required kitchen space and the amount of training required for Franship orientation.

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

         Retail Display Merchandising. Assuming a minimum amount of financing is in place, during 2008 we intend to develop a line of UL-certified kosher smoked foods for packaged distribution principally through supermarkets and related retail shopping venues, with the foods displayed in attractive point-of-sale merchandisers. We will make the investment for the merchandisers to be placed in all venues and use specialty distributors in each market area to service the accounts. To accomplish the development of kosher distribution, we will be required to purchase the plant facility and property of our Iowa processing partner and to build an addition to the facility, which is dedicated to the production of kosher smoked foods. We plan to seek a corporate marketing affiliate such as a major food brand company like Kraft, Sara Lee and others to whom we would license the distribution rights in return for developing and executing a national marketing plan for supermarket penetration.

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

         As we expand and need to add additional smoker ovens, we will be required to expand our relationship with Specialty Foods (or other processors) on such terms as are mutually agreed upon by the parties. Considering the size of Specialty Food's surrounding 10 acre area, we believe that it would be in our best interests to expand production at this location, which may require our acquisition of the property and buildings owned by Specialty Foods. In order to develop our kosher line of products, we will be required to purchase property of Specialty Foods.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2008, we had cash and cash equivalents of $20,862 and a working capital deficit of $(333,491). Given the working capital deficit, we need to additional cash in order to continue our limited day-to-day operations in the immediate term. To finance the launch foodservice concept operations, we will be required to raise additional capital, which we expect to raise through the issuance of debt, equity securities and/or warrants during the second quarter of 2008. We believe that a minimum of approximately $1.5 million of financing would be required to commence our business plan and begin to generate revenue. We believe that it will require a minimum of $5 million of additional financing in order to execute the initial expansion phase of our business plan.

         Expected capital expenditures during 2008 include principally the acquisition of at least three restaurant sites for remodeling for an investment of approximately $750,000 and brand development costs related to restaurant design, marketing and collateral materials of approximately $250,000. Depending upon the level of capital available during 2008, we will allocate funds to open pilot stations and kiosks, and to launch Internet operations. With adequate financing, we also intend to purchase the property of Specialty Foods and begin development of kosher smoked foods, which will require us to build an addition and secure mortgage financing in addition to the required $5 million of financing. If our initial expansion plans are successful with foodservice and Internet operations, we will need to also make investments in additional production capacity. With our plan to acquire the property of Specialty Foods, we intend to structure a leaseback arrangement in connection with our present contract for processing. We expect that this acquisition and the build-out of the additional processing space would require approximately $5 million in cash. We would expect to be able to fund a significant portion of such purchase price with secured debt, but would be required to raise capital through the issuance of equity securities for at least twenty-five percent, and possibly a larger percentage, of the purchase price.

         We do not presently have any binding commitments to provide financing. We are in late-stage discussions with various potential investors regarding private financings and are evaluating a placement agent-assisted private offering. In light of our absence of revenue and the early stage of development of our business plan, it is uncertain that we will be able to raise significant capital through the sale of our securities, and it is unlikely that we would qualify for commercial debt financing. If we are unable to obtain additional equity financing, we will be forced to significantly curtail our operations and proposed expansion, and our ability to continue as a going concern will be uncertain.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         N/A

ITEM 4.       CONTROLS AND PROCEDURES

         (a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company's principal executive officer and principal financial officer concluded that as of March 31, 2008, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

         (b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

MATERIAL CHANGES IN RISK FACTORS

         The Risk Factors set forth below do not reflect any material changes from the "Risk Factors" identified in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. We have made immaterial edits and updated the financial and other data referenced in the risk factors as of a recent practicable date.

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

         OUR PREDECESSOR AND AFFILIATE, SMOKY SYSTEMS, WAS UNABLE TO GENERATE SIGNIFICANT REVENUES OR PROFITS FROM ITS EFFORTS TO FOLLOW A SIMILAR BUSINESS PLAN TO OURS.

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

         WE WILL BE UNABLE TO IMPLEMENT OUR BUSINESS PLAN IF WE CANNOT RAISE SUFFICIENT CAPITAL AND MAY BE REQUIRED TO PAY A HIGH PRICE FOR CAPITAL.

As of March 31, 2008, we had $20,862 in cash and cash equivalents and a working capital deficit of $(333,491). We need to obtain a significant amount of additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

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

         OUR AUDITORS HAVE INCLUDED AN EXPLANATORY PARAGRAPH IN OUR FINANCIAL STATEMENTS REGARDING OUR STATUS AS A GOING CONCERN.

Our audited consolidated financial statements included in this Report were prepared on the assumption that we will continue as a going concern. Our independent registered public accounting firm has stated that it substantially doubts our ability to continue as a going concern in a report dated April 14, 2008. This doubt is based on the fact that we have had losses since inception, have a working capital deficit and have had no material revenue generating operations since inception.

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

We have contracted with a food processor that will be responsible for shipping our processed products to restaurant-stores, kiosks, distribution centers or marketing affiliates. Shipping losses, various accidents and product spoilage during this process may lead to decreased sales, potentially disgruntled commercial customers and possible shortages at our distribution centers and retail locations. Repeated or extensive problems of this nature would harm our reputation and revenues.

         WE MAY LOSE OUR PROCESSOR AFFILIATION OR EXPERIENCE A BREAKDOWN IN OUR SINGLE PROCESSING OVEN SYSTEM, SUBSTANTIALLY HARMING OUR ABILITY TO GENERATE REVENUES UNTIL ANOTHER PROCESSOR IS LOCATED.

We are completely dependent upon Mary Ann's Specialty Foods, Inc., or Specialty Foods, and upon a single oven-system located at Specialty Foods, to produce our smoked foods in order to operate the business and generate revenue. If our oven systems break down, become contaminated or are removed from Specialty Foods' facility, we would experience an interruption in our ability to supply products to customers. This would harm our relationships with our customers and affiliates, and harm our revenues in the short run. Any long-term interruptions in our ability to produce smoked foods would significantly limit our ability to continue operations.

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

If we elect to serve alcohol to our customers, we will be required to comply with the alcohol licensing requirements of the federal, state, and municipal governments having jurisdiction where our restaurant-markets are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of restaurant-markets, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurant-markets.

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

Our directors, officers, and 5% stockholders and their affiliates control in excess of 75% of our outstanding shares of common stock and are expected to continue to control a majority of our outstanding common stock following any financing transactions projected for the foreseeable future. These directors, officers and affiliates effectively control all matters requiring approval by the stockholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, declarations of dividends and the election of directors. This concentration of ownership may also delay, defer or prevent a change in control and otherwise prevent stockholders other than our affiliates from influencing our direction and future.

         THE MARKET FOR OUR STOCK IS THIN AND SUBJECT TO MANIPULATION.

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


                                            Smoky Market Foods, Inc.
                              -----------------------------------------------


     May 14, 2008                          By: /s/ Edward C. Feintech
   -------------------        -----------------------------------------------
         Date                           Edward C. Feintech, President &
                                            Chief Executive Officer

     May 14, 2008             By: /s/ Shane  Campbell
   -------------------        -----------------------------------------------
         Date                                    Shane Campbell
                                            Chief Financial Officer



                                                    EXHIBIT INDEX

  EXHIBIT NO.                           EXHIBIT                           INCORPORATED BY REFERENCE/ FILED HEREWITH
----------------  -----------------------------------------------------  ---------------------------------------------
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

-----------------------------------------