Form 10-Q
period 2008-06-30
SMOKY MARKET FOODS INC
filed 2008-08-19
CIK 1370544

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008



     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________


                            SMOKY MARKET FOODS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .

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

     As of August 14, 2008 the registrant had 64,412,820 shares of common stock outstanding.

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  SMOKY MARKET FOODS, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                       Balance Sheets


                                                                  June 30,     December 31,
                                                                    2008           2007
                                                                (Unaudited)      (Audited)
                                                               ------------    ------------
ASSETS:
Current Assets
     Cash                                                      $     20,751    $     16,235
     Inventory                                                        4,250           4,250
                                                               ------------    ------------

     Total Current Assets                                            25,001          20,485

Property & Equipment, net of accumulated depreciation               179,774         166,478

Other Assets
     Intangible assets                                              195,000         125,000
     Deposits                                                        16,482           8,483
                                                               ------------    ------------
     Total Other Assets                                             211,482         133,483
                                                               ------------    ------------

     Total Assets                                              $    416,257    $    320,446
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities
     Accounts payable                                          $    421,024    $    264,548
     Short-term advance                                              75,000          40,000
     Current maturities of capital lease obligations                 20,009          18,127
                                                               ------------    ------------

     Total Current Liabilities                                      516,033         322,675

Long-term Liabilities
     Capital lease obligatons, less current maturities                2,653          12,835
                                                               ------------    ------------

     Total Liabilities                                              518,686         335,510
                                                               ------------    ------------

Stockholders' Equity (Deficit)
     Preferred Stock, par value $.001, 10,000,000 shares
        authorized; no shares issued and outstanding                      -               -
     Common Stock, par value $.001, 200,000,000 shares
        authorized:  issued and outstanding 63,412,820 at
     June 30, 2008 and 54,812,824 at December 31, 2007               63,412          54,813
     Deferred Stock-Based Compensation                             (998,923)     (1,096,973)
     Other paid-in capital                                        3,576,316       2,437,816
     Additional paid-in capital                                     693,106         693,106
     Deficit accumulated during the development stage            (3,436,340)     (2,103,826)
                                                               ------------    ------------
     Total Stockholders' Equity (Deficit)                          (102,429)        (15,064)
                                                               ------------    ------------

Total Liabilities and Stockholders' Equity (Deficit)           $    416,257    $    320,446
                                                               ============    ============

         The accompanying notes are an integral part of these financial statements.


                                       SMOKY MARKET FOODS, INC.
                                     (A DEVELOPMENT STAGE COMPANY)

                                       Statements of Operations


                          For the Three Months Ended       For the Six Months Ended     April 18, 2006
                         ----------------------------    ----------------------------   (Inception) to
                         June 30, 2008  June 30, 2007   June 30, 2008   June 30, 2007   June 30, 2008
                          (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                         ------------    ------------    ------------    ------------    ------------

Revenue                  $          -    $        467    $        287    $        732    $     10,379

Cost of Goods Sold                  -             925               -             925          15,302
                         ------------    ------------    ------------    ------------    ------------

Gross Profit (Loss)                 -            (458)            287            (193)         (4,923)

Operating Expenses            912,507         398,569       1,321,368         517,471       3,338,567
                         ------------    ------------    ------------    ------------    ------------

Operating Loss               (912,507)       (399,027)     (1,321,081)       (517,664)     (3,343,490)
                         ------------    ------------    ------------    ------------    ------------

Other Income (Expense)
   Interest Income                  -             318               -             887             887
   Interest Expense              (904)        (20,888)        (11,433)        (36,705)        (93,737)
                         ------------    ------------    ------------    ------------    ------------

Other Expense - Net              (904)        (20,570)        (11,433)        (35,818)        (92,850)
                         ------------    ------------    ------------    ------------    ------------

Net (Loss)               $   (913,411)   $   (419,597)   $ (1,332,514)   $   (553,482)   $ (3,436,340)
                         ============    ============    ============    ============    ============

Basic and Diluted
   (Loss) per Share:
   Basic and Diluted     $     (0.015)   $     (0.010)   $     (0.022)   $     (0.013)   $     (0.076)
                         ============    ============    ============    ============    ============

   Weighted Average
      Number of Shares     61,367,267      43,225,000      59,314,489      42,412,500      45,481,199
                         ============    ============    ============    ============    ============


              The accompanying notes are an integral part of these financial statements.


                                                     SMOKY MARKET FOODS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                     Statements of Stockholders' Equity (Deficit) - Unaudited

                                                                                                        Accumulated
                                      Common Stock           Deferred         Other      Additional      During the
                                -------------------------  Stock-Based       Paid-in       Paid-in      Development       Total
                                  Shares         Amount    Compensation      Capital       Capital         Stage        (Deficit)
                                -----------   -----------   -----------    -----------   -----------    -----------    -----------

BALANCE, APRIL 18, 2006
 (INCEPTION)                              -   $         -   $         -    $         -   $         -    $         -    $         -

Common shares issued to
 related party Smoky
 Systems, LLC                    40,000,000        40,000             -              -             -              -         40,000
Common shares issued to
 officers/directors                 300,000           300             -         29,700             -              -         30,000
Common shares issued to
 supplier                            50,000            50             -          4,950             -              -          5,000
Common shares issued to
 financial consultant             1,250,000         1,250             -        123,750             -              -        125,000
Issuance of 1,425,000
 stock options to
 officers/directors                       -             -      (106,619)             -       106,619              -              -
Stock-based compensation                  -             -        10,154              -             -              -         10,154
Net (Loss) for the period
 4/18/06 to 12/31/06                      -             -             -              -             -       (624,519)      (624,519)
                                -----------   -----------   -----------    -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 2006       41,600,000        41,600       (96,465)       158,400       106,619       (624,519)      (414,365)

Common shares issued to
 financial consultant               100,000           100             -          9,900             -              -         10,000
Common shares issued to
 an individual for
 endorsement rights                 500,000           500       (50,000)        49,500             -              -              -
Common shares issued to
 an individual for
 consulting services                 25,000            25             -          2,475             -              -          2,500
Common shares issued to
 the CEO as compensation          1,500,000         1,500             -        148,500             -              -        150,000
Issuance of 425,000 options
 to the CEO as compensation               -             -       (30,983)             -        30,983              -              -
Valuation of common stock
 conversion priviledges to
 convertible debtholders                  -             -      (336,158)             -       336,158              -              -
Valuation of warrants
 issued to convertible
 debtholders                              -             -      (219,346)             -       219,346              -              -
Common shares issued for
 cash                               628,571           629             -        301,371             -              -        302,000
Common shares issued to
 financial consultant for
 investor relations services        400,000           400      (192,000)       191,600             -              -              -
Conversion of convertible
 debt to common shares            8,445,509         8,445             -        836,107             -              -        844,552
Common stock issued to
 existing shareholder in
 exchange for leasehold
 rights for pilot store             228,571           229             -         79,771             -              -         80,000
Common stock issued in
 satisfaction of open
 trade payable                       10,173            10             -          1,567             -              -          1,577
Commons stock issued to
 various individuals for
 future store opening/
 promotion                        1,375,000         1,375      (660,000)       658,625             -              -              -
Stock-based compensation                  -             -       487,979              -             -              -        487,979
Net (Loss) for the Year
 Ended December 31, 2007                  -             -             -              -             -     (1,479,307)    (1,479,307)
                                -----------   -----------   -----------    -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 2007       54,812,824        54,813    (1,096,973)     2,437,816       693,106     (2,103,826)       (15,064)

Common shares issued for
 cash                               673,333           673             -        100,327             -              -        101,000
Common shares issued in
 exchange for services as           266,666           267             -         39,733             -              -         40,000
 performed by the Company's
 CIO
Common shares issued in
 exchange for future services     3,000,000         3,000      (549,000)       547,000             -              -          1,000
Conversion of short-term
 advance to common shares           266,666           266             -         47,733             -              -         47,999
Amortization of stock-based
 compensation                             -             -       205,775              -             -              -        205,775
Net (Loss) for the Three
 Months Ended March 31, 2008              -             -             -              -             -       (419,103)      (419,103)
                                -----------   -----------   -----------    -----------   -----------    -----------    -----------
BALANCE, MARCH 31, 2008          59,019,489        59,019    (1,440,198)     3,172,609       693,106     (2,522,929)       (38,393)

Common shares issued under
 exercise of stock opions            50,000            50         8,000         12,450             -              -         20,500
Common shares issued in
 exchange for services            4,243,332         4,243      (213,775)       376,357             -              -        166,825
Conversion of short-term
 advance to common shares           100,000           100             -         14,900             -              -         15,000
Amortization of stock-based
 compensation                             -             -       647,050              -             -              -        647,050
Net (Loss) for the Three
 Months Ended June 30, 2008               -             -             -              -             -       (913,411)      (913,411)
                                -----------   -----------   -----------    -----------   -----------    -----------    -----------
BALANCE, JUNE 30, 2008           63,412,820   $    63,412   $  (998,923)   $ 3,576,316   $   693,106    $(3,436,340)   $  (102,429)
                                ===========   ===========   ===========    ===========   ===========    ===========    ===========

                            The accompanying notes are an integral part of these financial statements.


                                                     SMOKY MARKET FOODS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                     Statements of Cash Flows


                                                       For the Three Months Ended       For the Six Months Ended      April 18, 2006
                                                      ----------------------------    ----------------------------    (Inception) to
                                                      June 30, 2008   June 30, 2007   June 30, 2008   June 30, 2007   June 30, 2008
                                                       (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                      ------------    ------------    ------------    ------------    ------------

Operating Activities
     Net (Loss)                                       $   (913,411)   $   (419,597)   $ (1,332,514)   $   (553,482)   $ (3,436,340)
     Stock-based financing and compensation costs          746,876         257,038       1,000,651         260,846       1,819,933
     Depreciation                                            8,601           8,331          17,202          16,484          70,663
     Accrued interest converted to common stock                  -               -               -               -               -
     Adjustments to reconcile net loss to cash used
      in operating activities:
       (Increase) decrease in accounts receivable                -               -               -             547               -
       (Increase) decrease in inventory                          -             925               -          (2,056)         (4,250)
       Increase (decrease) in accounts payable             162,147         (43,553)        232,475         (79,711)        421,024
       Increase (decrease) in accrued interest                   -          17,498               -          30,061               -
                                                      ------------    ------------    ------------    ------------    ------------

Net Cash (Used) by Operating Activities                      4,213        (179,358)        (82,186)       (327,311)     (1,128,970)
                                                      ------------    ------------    ------------    ------------    ------------

Investing Activities
     Purchase of property and equipment                    (27,499)         (1,076)        (30,498)         (1,075)        (81,013)
     Deposits and other asset purchases                    (70,000)              -         (78,000)              -         (16,483)
                                                      ------------    ------------    ------------    ------------    ------------

Net Cash (Used) by Investing Activities                    (97,499)         (1,076)       (108,498)         (1,075)        (97,496)
                                                      ------------    ------------    ------------    ------------    ------------

Financing Activities
     Proceeds from issuance of common stock                 12,500               -         113,500               -         415,500
     Proceeds from issuance of convertible notes                 -         167,000               -         302,500         786,100
     Proceeds from (payments on) short term
       advances - net                                       85,000               -          90,000               -          75,000
     Principal payments on capital lease obligations        (4,325)         (3,087)         (8,300)         (6,393)        (29,383)
                                                      ------------    ------------    ------------    ------------    ------------

Cash Provided by Financing Activities                       93,175         163,913         195,200         296,107       1,247,217
                                                      ------------    ------------    ------------    ------------    ------------

Net Increase (Decrease) in Cash                               (111)        (16,521)          4,516         (32,279)         20,751

Cash, Beginning of Period                                   20,862          92,362          16,235         108,120               -
                                                      ------------    ------------    ------------    ------------    ------------

Cash, End of Period                                   $     20,751    $     75,841    $     20,751    $     75,841    $     20,751
                                                      ============    ============    ============    ============    ============

Supplemental Information:
     Interest Paid                                    $     11,433    $      5,920    $        904    $      9,173    $     93,737

     Income Taxes Paid                                $          -    $          -    $          -    $          -    $          -

     Intangible Assets Acquired in Exchange
      for Common Stock                                $          -    $          -    $          -    $          -    $    140,000

     Convertible Promissory Notes and Accrued
      Interest Exchanged for Common Stock             $          -    $          -    $          -    $          -    $    844,552

     Short-term Advance Exchanged for Common Stock    $     15,000    $          -    $     63,000    $          -    $     63,000

                            The accompanying notes are an integral part of these financial statements.


                                                                 5

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets' estimated economic lives, which range from 3 to 25 years. Property and equipment were as follows as of June 30, 2008:

     Processing Equipment                           $  104,771
     Operating Equipment                                44,382
     Office Equipment                                   29,112
     Software                                           27,831
     Transportation Equipment                           10,078
     Smallwares                                          3,765
     Leasehold Improvements                             30,498
                                                  -------------
                                                       250,437
     Accumulated depreciation                          (70,663)
                                                  -------------
                                                    $  179,774
                                                  =============

FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value. The carrying value of the Company's capitalized leases approximated their fair value based on the current market conditions for similar debt instruments.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. As of June 30, 2008, management believes that there is no impairment of long-lived assets.

REVENUE RECOGNITION

As of June 30, 2008, the Company was still in the development stage. As such, the only revenue consisted of minimal amounts of ecommerce sales. Such sales are recognized at the time of shipment.

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

The Company has experienced $3,436,340 in losses since inception which relate mainly to the Company's search for debt and equity financing necessary to carry out its business plan. Additionally, the Company has a net deficit in working capital of $493,685 at June 30, 2008. The Company has had no material revenue generating operations since inception.

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

Future lease obligations are as follows for the twelve months ending June 30:

     Minimum lease payments:
       2009                                            $   24,460
       2010                                                 2,818
                                                      -----------
       Total                                               27,279
     Amounts representing interest                          4,617
                                                      -----------
     Present value of minimum lease payments               22,662
     Current portion                                       20,009
                                                      -----------
     Long-term portion                                 $    2,653
                                                      ===========

NOTE 4. CAPITAL STOCK

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

PREFERRED STOCK
---------------

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company's preferred stock at $.001 per share. Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. As of June 30, 2008, no preferred shares had been issued.

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

In February 2008, an individual exchanged a $40,000 promissory note for 266,666 shares of $.001 par value common stock. The exercise price and fair value of the stock was $.15 per share.

In March 2008, an individual exchanged services valued at $40,000 for 266,666 shares of $.001 par value common stock. The exercise price of the stock was $.15 per share.

Also in March 2008, an individual was given 2,000,000 shares of $.001 par value common stock in exchange for future investor and public relations services. The exercise price was $.15 per share.

In April 2008, two Company officers given an aggregate 500,000 shares in exchange a total of $75,000 in amounts owed to them by the Company.

Also in April 2008, an individual chose to cancel a $15,000 short-term advance in exchange for 100,000 common shares, at a price of $.15 per share.

Also in April 2008, an individual was given 500,000 common shares at an effective price of $.19 per share in return for financial services and investor relations services.

In May 2008, an individual exercised his option to purchase 50,000 shares at $.25 per share, for a net proceeds of $12,500 to the Company.

Also in May 2008, the Company issued 400,000 common shares to a financial institution in exchange for international investor relations services. The fair value of the stock was $.10 per share

In June 2008, an individual was granted 791,666 shares at a fair market value of $.06 for financial services and investor relations.

Also in June 2008, the Company granted 1,385,000 common shares to a present investor for financial services and future loan consideration. The fair value of the stock was $.06 per share.

Also in June 2008, the Company issued 500,000 common shares at a fair value of $.06 per share to a financial services company.

Also in June 2008, the Company issued 166,666 shares to an employee for services. The stock was valued at $.06 per share.


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

The transaction is summarized as follows:

        Property and equipment acquired         $ 163,628
        Less assumed capital leases                52,048
                                                ---------
        Net purchase price                      $ 111,580
                                                =========

NOTE 6. COMMITMENTS & SUBSEQUENT EVENTS

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

The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan. Information relating to options issued through June 30, 2008 under this plan is as follows:

                                                  Options and                     Weighted
                                                 Stock Awards                     Average
                                                   Available     Number of        Exercise
                                                   for Grant       Shares          Price
                                                 ------------   ------------    ------------
Outstanding as of April 18, 2006 (Inception)                -               -              -
 Shares reserved                                    6,500,000               -              -
 Options granted                                   (1,462,500)      1,462,500   $       0.10
 Options exercised                                          -               -              -
 Options canceled                                           -               -              -
                                                 ------------   ------------
Outstanding as of December 31, 2006                 5,037,500       1,462,500   $       0.10
 Shares reserved                                            -               -              -
 Options granted                                     (425,000)        425,000              -
 Stock awards granted                              (1,775,000)      1,775,000            n/a
 Options exercised                                          -               -              -
 Options canceled                                           -               -              -
                                                 ------------   ------------
Outstanding as of December 31, 2007                 2,837,500       3,662,500   $       0.10
 Shares reserved                                            -               -              -
 Options granted                                            -               -              -
 Stock awards granted                                (520,000)        520,000            n/a
 Options exercised                                          -               -              -
 Options canceled                                           -               -              -
                                                 ------------   ------------
Outstanding as of March 31, 2008                    2,317,500       4,182,500   $       0.10
 Shares reserved                                            -               -              -
 Options granted                                            -               -              -
 Stock awards granted                                (500,000)        500,000            n/a
 Options exercised                                          -               -              -
 Options canceled                                           -               -              -
                                                 ------------   ------------
Outstanding as of June 30, 2008                     1,817,500       4,682,500   $       0.10
                                                 ============   ============


The assumptions used in computing fair value of options is as follows:

Expected stock price volatility                             75.0%
Risk-free interest rate                                      4.7%
Expected term (years)                                        7.00
Weigted-aveage fair value of stock options granted        $ 0.073


                                             12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This Quarterly Report on Form 10-Q (this "Report") contains various forward-looking statements. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect," "will" or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. When considering such forward-looking statements, you should keep in mind the risk factors noted in Part II - Other Information, "Item 1A. Risk Factors" and other cautionary statements throughout this Report and our other filings with the Securities and Exchange Commission. You should also keep in mind that all forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report or any other applicable filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.

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

     Company-Owned Restaurant-Stores. We plan to open some Smoky Market restaurant-stores (the "Stores"), but in reduced numbers, in strategic locations throughout the country. The Stores will range in size from 1,200 square feet to 3,600 square feet and consist of two building types; modular pre-fabricated buildings that are installed on-site and buildings of leased space in shopping centers or free-standing. The Stores will feature selections of the smoked foods and recipe dishes for foodservice, and customers will also be able to purchase Smoky Market brand packaged products through refrigerated display merchandisers or buy individual portions through old-style, personalized deli-case service. A principal function of Smoky Market restaurant-stores will be to serve as training schools with real-time operations to train operators who will manage stations, kiosks and restaurant-stores.

     We successfully tested our applications for preparation of our food products in a restaurant located in Los Gatos, California for three months from October through December 2006. In November of 2007, we acquired the assets and leasehold rights of this Los Gatos restaurant, and during 2008, assuming adequate financing is in place, we plan to remodel the site into a prototype Smoky Market restaurant-store. Later in 2008, and assuming further availability of capital, we plan to begin the initial installations of stations and kiosks and to open a few additional stores in key strategic locations in order to train employees and test products for expansion of that part of our business.

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

     Retail Display Merchandising. Assuming a sufficient amount of financing is in place, during 2008, we intend to develop a line of UL-certified kosher smoked foods for packaged distribution principally through supermarkets and related retail shopping venues, with the foods displayed in attractive point-of-sale merchandisers. We will make the investment for the merchandisers to be placed in all venues and use specialty distributors in each market area to service the accounts. To accomplish the development of kosher distribution, we will be required to purchase the plant facility and property of our Iowa processing partner and to build an addition to the facility, which is dedicated to the production of kosher smoked foods. We plan to seek a corporate marketing affiliate such as a major food brand company like Kraft, Sara Lee and others to whom we would license the distribution rights in return for developing and executing a national marketing plan for supermarket penetration.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2008, we had cash and cash equivalents of $20,751 and a working capital deficit of $493,685. Given the working capital deficit, we need to additional cash in order to continue our limited day-to-day operations in the immediate term. To finance the launch foodservice concept operations, we will be required to raise additional capital, which we expect to raise through the issuance of debt, equity securities and/or warrants during 2008. We believe that a minimum of approximately $1.5 million of financing would be required to commence our business plan and begin to generate revenue. We believe that it will require a minimum of $5 million of additional financing in order to execute the initial expansion phase of our business plan.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     N/A

ITEM 4. CONTROLS AND PROCEDURES

     (a) Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2008. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, for the reasons and in the manner set forth in the following paragraph, the Company's disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

     The Company does not have any full time employees other than its Chief Executive Officer and relies on consultants to play an important role in the preparation and review of its filings with the SEC. Because of the Company's limited in-house personnel and reliance on consultants, who may from time-to-time have other priorities, the Company did not commence its preparation of its Form 10-Q for the quarter ended June 30, 2008 earlier enough to ensure timely completion and filing.

     (b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

MATERIAL CHANGES IN RISK FACTORS
--------------------------------

     The Risk Factors set forth below do not reflect any material changes from the "Risk Factors" identified in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. We have made immaterial edits and updated the financial and other data referenced in the risk factors as of a recent practicable date.

RISK FACTORS
------------

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

     WE WILL BE UNABLE TO IMPLEMENT OUR BUSINESS PLAN IF WE CANNOT RAISE SUFFICIENT CAPITAL AND MAY BE REQUIRED TO PAY A HIGH PRICE FOR CAPITAL.

As of June 30, 2008, we had $20,751 in cash and cash equivalents and a working capital deficit of $493,685. We need to obtain a significant amount of additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Other than as previously reported, the Company offered and sold the following securities during the quarter ended June 30, 2008 in reliance upon exemptions from the registration requirements of the Securities Act:

     In April 2008, we offered and sold 500,000 shares of our common stock to two company officers as payment for $75,000 ($0.15 per share) in indebtedness owed by the Company to them. Also, in April 2008, we offered and sold 100,000 shares of our common stock to an individual investor as payment for $15,000 ($0.15 per share) in indebtedness. The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder, based upon the following: (a) each investor confirmed to us that the investor was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) each investor was provided with certain disclosure materials and all other information requested with respect to our company; (d) each investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing the securities stating that they were restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

     In May 2008, (i) an individual holder of outstanding warrants exercised such warrants to purchase 50,000 shares at $0.25 per share, and (ii) we offered and sold 400,000 shares of common stock to a service provider in exchange for shareholder relations services with a value of $40,000 ($0.10 per share). The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder, based upon the following: (a) each investor confirmed to us that the investor was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) each investor was provided with certain disclosure materials and all other information requested with respect to our company; (d) each investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing the securities stating that they were restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

     In June 2008, (i) we offered and sold 791,666 shares of common stock to an individual service provider in exchange for investor relation and product marketing services with a value of $47,450 ($0.06 per share), (ii) we offered and sold 1,385,000 shares of common stock to a separate individual service provider in exchange for financial services and future loan consideration with a value of $83,100 ($0.06 per share), (iii) we offered and sold 500,000 shares of common stock to a service provider in exchange for investor relation services with a value of $30,000 ($0.06 per share), and (iv) we offered and sold 166,666 shares of common stock to an employee of the Company for services valued at $10,000 ($0.06 per share). The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder, based upon the following: (a) each investor confirmed to us that the investor was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities;
(b) there was no public offering or general solicitation with respect to the offering; (c) each investor was provided with certain disclosure materials and all other information requested with respect to our company; (d) each investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing the securities stating that they were restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.


ITEM 6. EXHIBITS

     See the Exhibit Index attached hereto following the signature page.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Smoky Market Foods, Inc.
                                   ----------------------------------------


      August 19, 2008                    By: /s/ Edward C. Feintech
   ----------------------          ----------------------------------------
           Date                       Edward C. Feintech, President &
                                          Chief Executive Officer


      August 19, 2008                      By: /s/ Shane Campbell
   ----------------------          ----------------------------------------
           Date                                Shane Campbell
                                           Chief Financial Officer

                                  EXHIBIT INDEX

                                                        INCORPORATED BY
EXHIBIT NO.               EXHIBIT                   REFERENCE/FILED HEREWITH
-----------    ------------------------------   --------------------------------
   3.1         Articles of Incorporation        Incorporated by reference to
                                                Registration Statement on Form
                                                10-SB filed on July 31, 2006,
                                                File No. 000-52158

   3.2         By-laws                          Incorporated by reference to
                                                Registration Statement on Form
                                                10-SB filed on July 31, 2006,
                                                File No. 000-52158

     31.1      Rule 13a-14(a)/15d-14(a)         Filed herewith
               Certification of Chief
               Executive Officer

     31.2      Rule 13a-14(a)/15d-14(a)         Filed herewith
               Certification of Chief
               Financial Officer

     32.1      Section 1350 Certification       Filed herewith
               of Chief Executive Officer

     32.2      Section 1350 Certification       Filed herewith
               of Chief Financial Officer