Form 10-Q
period 2008-09-30
SMOKY MARKET FOODS INC
filed 2008-11-14
CIK 1370544

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


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

                                 804 ESTATES DR.
                                    SUITE 100
                                 APTOS, CA 95003
                                 ---------------
          (Address of principal executive offices, including zip code)

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

         AS OF OCTOBER 31, 2008 THE REGISTRANT HAD 66,477,820 SHARES OF
                           COMMON STOCK OUTSTANDING.

================================================================================


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      SMOKY MARKET FOODS, INC.
                                    (A DEVELOPMENT STAGE COMPANY)

                                           Balance Sheets
                                           --------------


                                                              September 30,    December 31,
                                                                  2008            2007
                                                               (Unaudited)      (Audited)
                                                              -----------     -----------
ASSETS:
-------
Current Assets
  Cash                                                        $   189,690     $    16,235
  Inventory                                                         4,250           4,250
                                                              -----------     -----------

  Total Current Assets                                            193,940          20,485
                                                              -----------     -----------

Property & Equipment, net of accumulated depreciation             243,862         166,478
                                                              -----------     -----------

Other Assets
  Intangible assets                                               195,000         125,000
  Deposits                                                         38,983           8,483
                                                              -----------     -----------
  Total Other Assets                                              233,983         133,483
                                                              -----------     -----------

Total Assets                                                  $   671,785     $   320,446
                                                              ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
-----------------------------------------------
Current Liabilities
  Accounts payable                                            $   362,089     $   264,548
  Short-term advance                                               75,000          40,000
  Current maturities of capital lease obligations                  17,268          18,127
                                                              -----------     -----------

  Total Current Liabilities                                       454,357         322,675

Long-term Liabilities
  Promissory note payable                                         500,000              --
  Capital lease obligations, less current maturities                  688          12,835
                                                              -----------     -----------

  Total Liabilities                                               955,045         335,510
                                                              -----------     -----------

Stockholders' Equity (Deficit)
  Preferred Stock, par value $.001, 10,000,000 shares
    authorized; no shares issued and outstanding -
  Common Stock, par value $.001, 200,000,000 shares
    authorized: issued and outstanding 66,477,820 at
    September 30, 2008 and 54,812,824 at December 31, 2007         66,477          54,813
  Deferred Stock-Based Compensation                              (861,434)     (1,096,973)
  Other paid-in capital                                         3,695,851       2,437,816
  Additional paid-in capital                                      698,106         693,106
  Deficit accumulated during the development stage             (3,882,260)     (2,103,826)
                                                              -----------     -----------
  Total Stockholders' Equity (Deficit)                           (283,260)        (15,064)
                                                              -----------     -----------
Total Liabilities and Stockholders' Equity (Deficit) $            671,785     $   320,446
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



                                               SMOKY MARKET FOODS, INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                               Statements of Operations
                                               ------------------------


                                FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED          APRIL 18, 2006
                         ------------------------------------- -------------------------------------   (INCEPTION) TO
                         SEPTEMBER 30, 2008 SEPTEMBER 30, 2007 SEPTEMBER 30, 2008 SEPTEMBER 30, 2007 SEPTEMBER 30, 2008
                             (UNAUDITED)        (UNAUDITED)        (UNAUDITED)       (UNAUDITED)         (UNAUDITED)
                            ------------       ------------       ------------       ------------       ------------

Revenue                     $         --       $        642       $        287       $      1,374       $     10,379

Cost of Goods Sold                    --                257                 --              1,182             15,302
                            ------------       ------------       ------------       ------------       ------------

Gross Profit (Loss)                   --                385                287                192             (4,923)

Operating Expenses               445,602            246,463          1,766,970            763,933          3,784,169
                            ------------       ------------       ------------       ------------       ------------

Operating Loss                  (445,602)          (246,078)        (1,766,683)          (763,741)        (3,789,092)
                            ------------       ------------       ------------       ------------       ------------

Other Income (Expense)
   Interest Income                    --                 --                 --                887                887
   Interest Expense                 (318)           (17,050)           (11,751)           (53,755)           (94,055)
                            ------------       ------------       ------------       ------------       ------------

Other Expense - Net                 (318)           (17,050)           (11,751)           (52,868)           (93,168)
                            ------------       ------------       ------------       ------------       ------------

Net (Loss)                  $   (445,920)      $   (263,128)      $ (1,778,434)      $   (816,609)      $ (3,882,260)
                            ============       ============       ============       ============       ============

Basic and Diluted
   (Loss) per Share:
   Basic and Diluted        $     (0.007)      $     (0.006)      $     (0.029)      $     (0.019)      $     (0.080)
                            ============       ============       ============       ============       ============

   Weighted Average
      Number of Shares        64,434,487         46,883,027         61,021,154         43,902,676         48,361,248
                            ============       ============       ============       ============       ============



                       The accompanying notes are an integral part of these financial statements.


                                                     SMOKY MARKET FOODS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                     Statements of Stockholders' Equity (Deficit) - Unaudited
                                     --------------------------------------------------------

                                                                                                       ACCUMULATED
                                               COMMON STOCK        DEFERRED      OTHER     ADDITIONAL  DURING THE
                                         ----------------------- STOCK-BASED    PAID-IN     PAID-IN    DEVELOPMENT     TOTAL
                                           SHARES      AMOUNT   COMPENSATION    CAPITAL     CAPITAL       STAGE      (DEFICIT)
                                         ----------- ----------- -----------  ----------- -----------  -----------  -----------
BALANCE, APRIL 18, 2006 (INCEPTION)               -- $        -- $        --  $        -- $        --  $        --  $        --

Common shares issued to related
 party Smoky Systems, LLC                 40,000,000      40,000                       --          --           --       40,000
Common shares issued to
 officers/directors                          300,000         300                   29,700          --           --       30,000
Common shares issued to
 supplier                                     50,000          50                    4,950          --           --        5,000
Common shares issued to
 financial consultant                      1,250,000       1,250                  123,750          --           --      125,000
Issuance of 1,425,000 stock
 options to officers/directors                    --          --    (106,619)          --      106,619          --           --
Stock-based compensation                                              10,154                                             10,154
Net (Loss) for the period
 4/18/06 to 12/31/06                              --          --                       --          --     (624,519)    (624,519)
                                         ----------- ----------- -----------  ----------- -----------  -----------  -----------

BALANCE, DECEMBER 31, 2006                41,600,000      41,600     (96,465)     158,400     106,619     (624,519)    (414,365)

Common shares issued to
 financial consultant                        100,000         100                    9,900          --           --       10,000
Common shares issued to
 an individual for endorsement rights        500,000         500     (50,000)      49,500          --           --           --
Common shares issued to
 an individual for consulting services        25,000          25                    2,475          --           --        2,500
Common shares issued to
 the CEO as compensation                   1,500,000       1,500                  148,500          --           --      150,000
Issuance of 425,000 options to
 the CEO as compensation                          --          --     (30,983)          --      30,983           --           --
Valuation of common stock conversion
 priviledges to convertible debtholders           --          --    (336,158)          --     336,158           --           --
Valuation of warrants issued to
 convertible debtholders                          --          --    (219,346)          --     219,346           --           --
Common shares issued for cash                628,571         629          --      301,371          --           --      302,000
Common shares issued to financial
 consultant  for investor relations
 services                                    400,000         400    (192,000)     191,600          --           --           --
Conversion of convertible debt to
 common shares                             8,445,509       8,445          --      836,107          --           --      844,552
Common stock issued to existing
 shareholder in exchange for leasehold
 rights for pilot store                      228,571         229          --       79,771          --           --       80,000
Common stock issued in satisfaction
 of open trade payable                        10,173          10          --        1,567          --           --        1,577
Commons stock issued to various
 individuals for future store
 opening/promotion                         1,375,000       1,375    (660,000)     658,625          --           --           --
Stock-based compensation                          --          --     487,979           --          --           --      487,979
Net (Loss) for the Year Ended
 December 31, 2007                                --          --          --           --          --   (1,479,307)  (1,479,307)
                                         ----------- ----------- -----------  ----------- -----------  -----------  -----------

BALANCE, DECEMBER 31, 2007                54,812,824      54,813  (1,096,973)   2,437,816     693,106   (2,103,826)     (15,064)

Common shares issued for cash                673,332         673          --      100,326          --                   101,000
Common shares issued in exchange for
 services as performed by the Company's
 CIO                                         266,666         267          --       39,733          --                    40,000
Common shares issued in exchange for
 future services                           3,000,000       3,000    (549,000)     547,000                                 1,000
Conversion of short-term advance to
 common shares                               266,666         266          --       47,733          --                    47,999
Amortization of stock-based
 compensation                                     --          --     205,775                                            205,775
Net (Loss) for the Three Months Ended
 March 31, 2008                                   --          --          --           --          --     (419,103)    (419,103)
                                         ----------- ----------- -----------  ----------- -----------  -----------  -----------

BALANCE, MARCH 31, 2008                   59,019,488      59,019  (1,440,198)   3,172,609     693,106   (2,522,929)     (38,393)

Common shares issued under exercise of
 stock options                                50,000          50       8,000       12,450          --           --       20,500
Common shares issued in exchange for
 services                                  4,243,332       4,243    (213,775)     376,357          --           --      166,825
Conversion of short-term advance to
 common shares                               100,000         100          --       14,900          --           --       15,000
Amortization of stock-based compensation          --          --     647,050           --          --           --      647,050
Net (Loss) for the Three Months Ended
 June 30, 2008                                    --          --          --           --          --     (913,411)    (913,411)
                                         ----------- ----------- -----------  ----------- -----------  -----------  -----------
BALANCE, JUNE 30, 2008                    63,412,820      63,412    (998,923)   3,576,315     693,106   (3,436,340)    (102,430)

Common shares issued for cash              1,000,000       1,000          --       39,000          --           --       40,000
Common shares issued in exchange for
 services                                  2,065,000       2,065          --       80,536          --           --       82,601
Stock-based compensation given in debt
 financing                                        --          --      (5,000)          --       5,000           --           --
Amortization of stock-based
 compensation                                     --          --     142,489           --          --           --      142,489
Net (Loss) for the Three Months Ended
 September 30, 2008                               --          --          --           --          --     (445,920)    (445,920)
                                         ----------- ----------- -----------  ----------- -----------  -----------  -----------
BALANCE, SEPTEMBER 30, 2008               66,477,820 $    66,477 $  (861,434) $ 3,695,851 $   698,106  $(3,882,260) $  (283,260)
                                         =========== =========== ===========  =========== ===========  ===========  ===========

                            The accompanying notes are an integral part of these financial statements.


                                                     SMOKY MARKET FOODS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                     Statements of Cash Flows
                                                     ------------------------


                                                       FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED     APRIL 18, 2006
                                                     -----------------------------  ------------------------------  (INCEPTION) TO
                                                     SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                         2008            2007            2008             2007           2008
                                                      (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                      -----------     -----------     -----------     -----------     -----------
Operating Activities
   Net (Loss)                                         $  (445,920)    $  (263,128)    $(1,778,434)    $  (816,609)    $(3,882,260)
   Stock-based financing and compensation costs           225,089          85,712       1,225,740         346,458       2,045,022
   Depreciation                                             8,602           8,739          25,804          25,223          79,264
   Accrued interest converted to common stock                  --              --              --              --              --
   Adjustments to reconcile net loss to cash used
    in operating activities:
     (Increase) decrease in accounts receivable                --           1,330              --           1,877              --
     (Increase) decrease in inventory                          --             257              --          (1,799)         (4,250)
     Increase (decrease) in accounts payable              (58,935)        145,466         173,540          65,755         362,089
     Increase (decrease) in accrued interest                   --          13,930              --          43,991              --
                                                      -----------     -----------     -----------     -----------     -----------

Net Cash (Used) by Operating Activities                  (271,164)         (7,694)       (353,350)       (335,104)     (1,400,135)
                                                      -----------     -----------     -----------     -----------     -----------

Investing Activities
     Purchase of property and equipment                   (72,691)         (7,895)       (103,188)         (8,970)       (153,703)
     Deposits and other asset purchases                   (22,500)             --        (100,500)             --         (38,984)
                                                      -----------     -----------     -----------     -----------     -----------

Net Cash (Used) by Investing Activities                   (95,191)         (7,895)       (203,688)         (8,970)       (192,687)
                                                      -----------     -----------     -----------     -----------     -----------

Financing Activities
   Proceeds from issuance of common stock                  40,000         302,000         153,500         302,100         455,500
   Proceeds from issuance of convertible notes                 --              --              --         302,500         786,100
   Proceeds from issuance of promissory notes             500,000              --         500,000              --         500,000
   Proceeds from (payments on) short term
     advances - net                                            --              --          90,000              --          75,000
   Principal payments on capital lease obligations         (4,706)         (3,359)        (13,007)         (9,753)        (34,088)
                                                      -----------     -----------     -----------     -----------     -----------

Cash Provided by Financing Activities                     535,294         298,641         730,493         594,847       1,782,512
                                                      -----------     -----------     -----------     -----------     -----------

Net Increase (Decrease) in Cash                           168,939         283,052         173,455         250,773         189,690

Cash, Beginning of Period                                  20,751          75,841          16,235         108,120              --
                                                      -----------     -----------     -----------     -----------     -----------

Cash, End of Period                                   $   189,690     $   358,893     $   189,690     $   358,893     $   189,690
                                                      ===========     ===========     ===========     ===========     ===========



Supplemental Information:
     Interest Paid                                    $       318     $     3,120     $    11,750     $     9,764     $    51,081
     Income Taxes Paid                                $        --     $        --     $        --     $        --     $        --
     Intangible Assets Acquired in Exchange
       for Common Stock                               $        --     $        --     $        --     $        --     $   140,000
     Convertible Promissory Notes and Accrued
     Interest Exchanged for Common Stock              $        --     $   903,002     $        --     $   903,002     $   903,002
     Short-term Advance Exchanged for Common Stock    $        --     $        --     $    63,000     $        --     $    63,000


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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets' estimated economic lives, which range from 3 to 25 years. Property and equipment were as follows as of September 30, 2008:

          Processing Equipment                            $ 104,771
          Kiosks                                             46,200
          Operating Equipment                                44,382
          Office Equipment                                   29,112
          Software                                           27,831
          Transportation Equipment                           10,078
          Smallwares                                          3,765
          Leasehold Improvements                             56,987
                                                          ----------
                                                            323,126

          Accumulated depreciation                          (79,264)
                                                          ----------
                                                          $ 243,862
                                                          ==========


FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value. The carrying value of the Company's capitalized leases approximated their fair value based on the current market conditions for similar debt instruments.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. As of September 30, 2008, management believes that there is no impairment of long-lived assets.

REVENUE RECOGNITION

As of September 30, 2008, the Company was still in the development stage. As such, the only revenue consisted of minimal amounts of ecommerce sales. Such sales are recognized at the time of shipment.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has experienced $3,882,260 in losses since inception which relate mainly to the Company's search for debt and equity financing necessary to carry out its business plan. Additionally, the Company has a net deficit in working capital of $260,417 at September 30, 2008. The Company has had no material revenue generating operations since inception.

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

NOTE 3.  CAPITAL LEASE OBLIGATIONS

The Company assumed multiple lease obligations in the transaction described in
Note 6. The leases have been capitalized and are reflected as liabilities on the balance sheet. Future lease obligations are as follows for the twelve months ending September 30:

          Minimum lease payments:

            Next twelve months                                $ 20,095
            Following twelve months                                705
                                                              ---------
            Total                                               20,800
          Amounts representing interest                          2,844
                                                              ---------
          Present value of minimum lease payments               17,956
          Current portion                                       17,268
                                                              ---------
          Long-term portion                                   $    688
                                                              =========

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

Preferred Stock
---------------

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company's preferred stock at $.001 per share. Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. As of September 30, 2008, no preferred shares had been issued.

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

In September 2008, the Company issued 1,000,000 of its $.001 par value common stock to an individual investor in exchange for $40,000, or $.04 per share.

In September 2008, an individual was granted 600,000 shares at a fair market value of $.04 for financial services and investor relations.

In September 2008, an individual was granted 130,000 shares at a fair market value of $.04 for employee benefits.

In September 2008, an individual was granted 200,000 shares at a fair market value of $.04 for financial services.

In September 2008, an individual was granted 60,000 shares at a fair market value of $.04 for employee benefits.

In September 2008, an individual was granted 1,000,000 shares at a fair market value of $.04 for financial services.

In September 2008, an individual was granted 75,000 shares at a fair market value of $.04 for financial services.

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

          The transaction is summarized as follows:

          Property and equipment acquired                      $ 163,628
          Less assumed capital leases                             52,048
                                                               ----------
          Net purchase price                                   $ 111,580
                                                               ==========


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

The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan. Information relating to options issued through September 30, 2008 under this plan is as follows:

                                                                           WEIGHTED
                                              OPTIONS AND                  AVERAGE
                                             STOCK AWARDS                  OPTION
                                              AVAILABLE      NUMBER OF     EXERCISE
                                              FOR GRANT       SHARES        PRICE
                                              ---------       ------        -----
Outstanding as of April 18, 2006 (Inception)         --             --          --
 Shares reserved                              6,500,000                         --
 Options granted                             (1,462,500)     1,462,500    $   0.10
 Options exercised                                   --             --          --
 Options canceled                                    --             --          --
                                             ----------      ---------
OUTSTANDING AS OF DECEMBER 31, 2006           5,037,500      1,462,500    $   0.10
 Shares reserved                                     --             --          --
 Options granted                               (425,000)       425,000          --
 Stock awards granted                        (1,775,000)     1,775,000         n/a
 Options exercised                                   --             --          --
 Options canceled                                    --             --          --
                                             ----------      ---------
OUTSTANDING AS OF DECEMBER 31, 2007           2,837,500      3,662,500    $   0.10
 Shares reserved                                     --             --          --
 Options granted                                     --             --          --
 Stock awards granted                          (520,000)       520,000         n/a
 Options exercised                                   --             --          --
 Options canceled                                    --             --          --
                                             ----------      ---------
OUTSTANDING AS OF MARCH 31, 2008              2,317,500      4,182,500    $   0.10
 Shares reserved                                     --             --          --
 Options granted                                     --             --          --
 Stock awards granted                          (500,000)       500,000         n/a
 Options exercised                                   --             --          --
 Options canceled                                    --             --          --
                                             ----------      ---------
OUTSTANDING AS OF JUNE 30, 2008               1,817,500      4,682,500    $   0.10
 Shares reserved                                     --             --          --
 Options granted                                     --             --          --
 Stock awards granted                        (1,000,000)     1,000,000         n/a
 Options exercised                                   --             --          --
 Options canceled                                    --             --          --
                                             ----------      ---------
OUTSTANDING AS OF SEPTEMBER 30, 2008            817,500      5,682,500    $   0.10
                                             ==========      =========


The assumptions used in computing fair value of options is as follows:

Expected stock price volatility                              75.0%
Risk-free interest rate                                       4.7%
Expected term (years)                                         7.00
Weigted-aveage fair value of stock options granted         $ 0.073

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

         KIOSKS AND CO-BRANDING RELATIONSHIPS. The restaurant industry in general has entered into a downturn, presumably because of recently accelerating trends of slowing economic conditions, volatile fuel costs, rising food costs, lower consumer spending, and rising employee costs for wages and insurance. Indeed, most regional and national chains are reporting drops in customer counts, revenue, and profits. This turn of events has also harmed our ability to raise capital and implement our business plan.

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

         We successfully tested our applications for preparation of our food products in a restaurant located in Los Gatos, California for three months from October through December 2006. In November of 2007, we acquired the assets and leasehold rights of this Los Gatos restaurant. In late 2008, we began remodeling this site into a prototype Smoky Market restaurant-store. In 2009, and assuming further availability of capital, we plan to begin the initial installations of stations and kiosks and to open a few additional stores in key strategic locations in order to train employees and test products for expansion of that part of our business.

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

         RETAIL DISPLAY MERCHANDISING. As soon as we are able to obtain financing for the project, we intend to develop a line of UL-certified kosher smoked foods for packaged distribution principally through supermarkets and related retail shopping venues, with the foods displayed in attractive point-of-sale merchandisers. We will make the investment for the merchandise to be placed in all venues and use specialty distributors in each market area to service the accounts. To accomplish the development of kosher distribution, we will be required to purchase the plant facility and property of our Iowa processing partner and to build an addition to the facility that is dedicated to the production of kosher smoked foods. We plan to seek a corporate marketing affiliate such as a major food brand company like Kraft, Sara Lee and others to whom we would license the distribution rights in return for developing and executing a national marketing plan for supermarket penetration.

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

RESULTS OF OPERATIONS

         The following discussion relates to the operational results of the Company for the three-month and nine-month periods ended September 30, 2008 compared to the three-month and nine-month periods ended September 30, 2007.

         REVENUE AND COSTS OF GOOD SOLD. We are a development stage company and have experienced only nominal and sporadic revenue amounts to date. We do not expect to begin generating revenue until the opening of a pilot restaurant and kiosk, which are expected in the first quarter of 2009, contingent upon adequate financing. Even then, revenue amounts will be low until we have commenced regional or national expansion of our express locations, kiosks or restaurant stores.

         OPERATING EXPENSES. Operating expenses, consisting of sales, marketing and general administrative expenses, increased by $199,139, from $246,463 for the three months ended September 30, 2007 to $445,602 for the three months ended September 30, 2008. For the nine-month period, operating expenses increased by $1,003,037, from $763,933 for the nine months ended September 30, 2007 to $1,766,970 for the nine months ended September 30, 2008. These increases are primarily as a result of an $879,282 increase in stock based compensation expenses relating primarily to investor relations and an $84,468 increase in marketing expenses.

         OPERATING LOSS. Operating loss increased $182,792, from $(263,128) for the three months ended September 30, 2007 to $(445,920) for the three months ended September 30, 2008. For the nine-month period, operating loss increased $1,002,942, from $763,741for the nine months ended September 30, 2007 to $1,766,683 for the nine months ended September 30, 2008. These increases are primarily as a result of the increases in operating expesenes described in the preceding paragraph coupled with a continued absence of revenue.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2008, we had cash and cash equivalents of $189,690 and a working capital deficit of $260,417. Given the working capital deficit, we need to additional cash in order to continue our limited day-to-day operations in the immediate term. To finance the launch foodservice concept operations, we will be required to raise additional capital, which we expect to raise through the issuance of debt, equity securities and/or warrants during 2008. We believe that a minimum of approximately $1.5 million of financing would be required to commence our business plan and begin to generate revenue. We believe that it will require a minimum of $5 million of additional financing in order to execute the initial expansion phase of our business plan.

         Assuming the availability of financing, expected capital expenditures during the remainder of 2008 and 2009 include principally the acquisition of at least three restaurant sites for remodeling for an investment of approximately $750,000 and brand development costs related to restaurant design, marketing and collateral materials of approximately $250,000. Depending upon the level of capital available, we will allocate funds to open pilot stations and kiosks. With adequate financing, we also intend to purchase the property of Specialty Foods and begin development of kosher smoked foods, which will require us to build an addition and secure mortgage financing in addition to the required $5 million of financing. If our initial expansion plans are successful with foodservice and Internet operations, we will need to also make investments in additional production capacity. With our plan to acquire the property of Specialty Foods, we intend to structure a leaseback arrangement in connection with our present contract for processing. We expect that this acquisition and the build-out of the additional processing space would require approximately $5 million in cash. We would expect to be able to fund a significant portion of such purchase price with secured debt, but would be required to raise capital through the issuance of equity securities for at least twenty-five percent, and possibly a larger percentage, of the purchase price.

         We do not presently have any binding commitments to provide financing. We are in discussions with various potential investors, agents, finders and others regarding private financings. In light of our absence of revenue and the early stage of development of our business plan, it is uncertain that we will be able to raise significant capital through the sale of our debt or equity securities, and it is unlikely that we would qualify for commercial debt financing. If we are unable to obtain additional equity financing, we will be forced to significantly curtail our operations and proposed expansion, and our ability to continue as a going concern will be uncertain.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         N/A

ITEM 4.       CONTROLS AND PROCEDURES

         (a) Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2008. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

         WE WILL BE UNABLE TO IMPLEMENT OUR BUSINESS PLAN IF WE CANNOT RAISE SUFFICIENT CAPITAL AND MAY BE REQUIRED TO PAY A HIGH PRICE FOR CAPITAL.

As of September 30, 2008, we had $189,690 in cash and cash equivalents and a working capital deficit of $260,417. We need to obtain a significant amount of additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

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

         ADVERSE PUBLICITY REGARDING FISH, POULTRY OR BEEF COULD NEGATIVELY IMPACT OUR BUSINESS.

Our business can be adversely affected by reports regarding mad cow disease, Asian flu, meat contamination within the U.S. generally or food contamination generally. In addition, concerns regarding hormones, steroids and antibiotics may cause consumers to reduce or avoid consumption of fish, poultry or beef. Any reduction in consumption of fish, poultry or beef by consumers would harm our revenues, financial condition and results of operations.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Other than as previously reported, the Company offered and sold the following securities during the quarter ended September 30, 2008 in reliance upon exemptions from the registration requirements of the Securities Act:

         In September 2008, we issued 1,000,000 shares of common stock to a single individual investor in exchange for $40,000, or $.04 per share. The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder, based upon the following: (a) the investor confirmed to us that he was was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investor was provided with certain disclosure materials and all other information requested with respect to our company; (d) the investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing the securities stating that they were restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

         In September 2008, (i) we offered and sold 600,000 shares of common stock to an individual service provider in exchange for financial and investor relation services with a fair market value of $24,000 (or $.04 per share), (ii) we offered and sold 130,000 shares of common stock to an individual service provider in exchange for employee benefits with a fair market value of $5,200 (or $.04 per share), (iii) we offered and sold 200,000 shares of common stock to an individual service provider in exchange for financial services with a fair market value of $8,000 (or $.04 per share), (iv) we offered and sold 60,000 shares of common stock to an individual service provider in exchange for employee benefits with a fair market value of $2,400 (or $.04 per share), (v) we offered and sold 1,000,000 shares of common stock to an individual service provider in exchange for financial services with a fair market value of $40,000 (or $.04 per share), and (vi) we offered and sold 75,000 shares of common stock to an individual service provider in exchange for financial services with a fair market value of $3,000 (or $.04 per share). The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder, based upon the following: (a) each investor confirmed to us that the investor was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) each investor was provided with certain disclosure materials and all other information requested with respect to our company; (d) each investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing the securities stating that they were restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 6.  EXHIBITS

     See the Exhibit Index attached hereto following the signature page.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Smoky Market Foods, Inc.
                                     -----------------------------------------


      November 14, 2008                     By: /s/ Edward C. Feintech
 ----------------------------        -----------------------------------------
            Date                         Edward C. Feintech, President &
                                             Chief Executive Officer


     November 14, 2008                       By: /s/ Shane  Campbell
 ----------------------------        -----------------------------------------
            Date                                  Shane Campbell
                                             Chief Financial Officer


                                                 EXHIBIT INDEX




  EXHIBIT NO.                           EXHIBIT                           INCORPORATED BY REFERENCE/ FILED HEREWITH
----------------  -----------------------------------------------------  ---------------------------------------------
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
