Form 10-Q/A
period 2008-09-30
SMOKY MARKET FOODS INC
filed 2009-01-07
CIK 1370544

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                               (AMENDMENT NO. 1)


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

EXPLANATORY NOTE


       THE COMPANY IS FILING THIS AMENDED QUARTERLY REPORT TO CLARIFY THAT THE
COMPANY'S FINANCIAL STATEMENTS AND RELATED NOTES FOUND IN ITS QUARTERLY REPORT
FOR THE PERIOD ENDED SEPTEMBER 30, 2008, FILED ON FORM 10-Q WITH THE COMMISSION
ON NOVEMBER 13, 2008, WERE NOT REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT
REGISTERED WITH THE PUBLIC COMPANY ACCOUNTANT OVERSIGHT BOARD. AS DISCUSSED IN
ITS CURRENT REPORT ON FORM 8-K FILED WITH THE COMMISSION ON DECEMBER 22, 2008,
THE COMPANY HAS ENGAGED NEW AUDITORS TO REVIEW ITS FINANCIAL STATEMENTS AND
RELATED NOTES. THE COMPANY INTENDS TO FILE A FURTHER AMENDED QUARTERLY REPORT
AFTER ITS NEW AUDITOR HAS HAD THE OPPORTUNITY TO PERFORM ITS REVIEW.


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      SMOKY MARKET FOODS, INC.
                                    (A DEVELOPMENT STAGE COMPANY)


                                           Balance Sheets
                                     (Unaudited and unreviewed)
                                     --------------------------


                                                              September 30,    December 31,
                                                                  2008            2007
                                                               (Unaudited and unreviewed)
                                                              -----------     -----------

ASSETS:
-------
Current Assets
  Cash                                                        $   189,690     $    16,235
  Inventory                                                         4,250           4,250
                                                              -----------     -----------

  Total Current Assets                                            193,940          20,485
                                                              -----------     -----------

Property & Equipment, net of accumulated depreciation             243,862         166,478
                                                              -----------     -----------

Other Assets
  Intangible assets                                               195,000         125,000
  Deposits                                                         38,983           8,483
                                                              -----------     -----------
  Total Other Assets                                              233,983         133,483
                                                              -----------     -----------

Total Assets                                                  $   671,785     $   320,446
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



                                               SMOKY MARKET FOODS, INC.
                                             (A DEVELOPMENT STAGE COMPANY)


                                               Statements of Operations
                                              (Unaudited and unreviewed)
                                              --------------------------


                                FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED          APRIL 18, 2006
                         ------------------------------------- -------------------------------------   (INCEPTION) TO
                         SEPTEMBER 30, 2008 SEPTEMBER 30, 2007 SEPTEMBER 30, 2008 SEPTEMBER 30, 2007 SEPTEMBER 30, 2008
                             (UNAUDITED         (UNAUDITED         (UNAUDITED        (UNAUDITED          (UNAUDITED
                           AND UNREVIEWED)    AND UNREVIEWED)    AND UNREVIEWED)    AND UNREVIEWED)    AND UNREVIEWED)
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


                                                     SMOKY MARKET FOODS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)


                                Statements of Stockholders' Equity (Deficit) - Unaudited and unreviewed
                                -----------------------------------------------------------------------


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


                                                     SMOKY MARKET FOODS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)


                                        Statements of Cash Flows (Unaudited and unreviewed)
                                        ---------------------------------------------------


                                                       FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED     APRIL 18, 2006
                                                     -----------------------------  ------------------------------  (INCEPTION) TO
                                                     SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                         2008            2007            2008             2007           2008
                                                      (UNAUDITED      (UNAUDITED      (UNAUDITED      (UNAUDITED      (UNAUDITED
                                                     AND UNREVIEWED) AND UNREVIEWED) AND UNREVIEWED) AND UNREVIEWED) AND UNREVIEWED)
                                                      -----------     -----------     -----------     -----------     -----------

Operating Activities
   Net (Loss)                                         $  (445,920)    $  (263,128)    $(1,778,434)    $  (816,609)    $(3,882,260)
   Stock-based financing and compensation costs           225,089          85,712       1,225,740         346,458       2,045,022
   Depreciation                                             8,602           8,739          25,804          25,223          79,264
   Accrued interest converted to common stock                  --              --              --              --              --
   Adjustments to reconcile net loss to cash used
    in operating activities:
     (Increase) decrease in accounts receivable                --           1,330              --           1,877              --
     (Increase) decrease in inventory                          --             257              --          (1,799)         (4,250)
     Increase (decrease) in accounts payable              (58,935)        145,466         173,540          65,755         362,089
     Increase (decrease) in accrued interest                   --          13,930              --          43,991              --
                                                      -----------     -----------     -----------     -----------     -----------

Net Cash (Used) by Operating Activities                  (271,164)         (7,694)       (353,350)       (335,104)     (1,400,135)
                                                      -----------     -----------     -----------     -----------     -----------

Investing Activities
     Purchase of property and equipment                   (72,691)         (7,895)       (103,188)         (8,970)       (153,703)
     Deposits and other asset purchases                   (22,500)             --        (100,500)             --         (38,984)
                                                      -----------     -----------     -----------     -----------     -----------

Net Cash (Used) by Investing Activities                   (95,191)         (7,895)       (203,688)         (8,970)       (192,687)
                                                      -----------     -----------     -----------     -----------     -----------

Financing Activities
   Proceeds from issuance of common stock                  40,000         302,000         153,500         302,100         455,500
   Proceeds from issuance of convertible notes                 --              --              --         302,500         786,100
   Proceeds from issuance of promissory notes             500,000              --         500,000              --         500,000
   Proceeds from (payments on) short term
     advances - net                                            --              --          90,000              --          75,000
   Principal payments on capital lease obligations         (4,706)         (3,359)        (13,007)         (9,753)        (34,088)
                                                      -----------     -----------     -----------     -----------     -----------

Cash Provided by Financing Activities                     535,294         298,641         730,493         594,847       1,782,512
                                                      -----------     -----------     -----------     -----------     -----------

Net Increase (Decrease) in Cash                           168,939         283,052         173,455         250,773         189,690

Cash, Beginning of Period                                  20,751          75,841          16,235         108,120              --
                                                      -----------     -----------     -----------     -----------     -----------

Cash, End of Period                                   $   189,690     $   358,893     $   189,690     $   358,893     $   189,690
                                                      ===========     ===========     ===========     ===========     ===========



Supplemental Information:
     Interest Paid                                    $       318     $     3,120     $    11,750     $     9,764     $    51,081
     Income Taxes Paid                                $        --     $        --     $        --     $        --     $        --
     Intangible Assets Acquired in Exchange
       for Common Stock                               $        --     $        --     $        --     $        --     $   140,000
     Convertible Promissory Notes and Accrued
     Interest Exchanged for Common Stock              $        --     $   903,002     $        --     $   903,002     $   903,002
     Short-term Advance Exchanged for Common Stock    $        --     $        --     $    63,000     $        --     $    63,000


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

INTERIM FINANCIAL STATEMENTS


The financial statements and notes thereto are unaudited and unreviewed. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.


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

                           PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

MATERIAL CHANGES IN RISK FACTORS
- --------------------------------

         The Risk Factors set forth below do not reflect any material changes from the "Risk Factors" identified in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. We have made immaterial edits and updated the financial and other data referenced in the risk factors as of a recent practicable date.

RISK FACTORS
- ------------

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

         OUR AUDITORS HAVE INCLUDED AN EXPLANATORY PARAGRAPH IN OUR FINANCIAL STATEMENTS REGARDING OUR STATUS AS A GOING CONCERN.


Our consolidated financial statements included in this Report were prepared on the assumption that we will continue as a going concern. Our previous independent public accounting firm has stated that it substantially doubts our ability to continue as a going concern in a report dated April 14, 2008. This doubt is based on the fact that we have had losses since inception, have a working capital deficit and have had no material revenue generating operations since inception.


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



       January 7, 2009                      By: /s/ Edward C. Feintech
 ----------------------------        -----------------------------------------
            Date                         Edward C. Feintech, President &
                                             Chief Executive Officer


       January 7, 2009                       By: /s/ Shane  Campbell
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
