Form 10-Q/A
period 2008-09-30
SMOKY MARKET FOODS INC
filed 2009-02-06
CIK 1370544

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                  (AMENDMENT 2)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________


                            SMOKY MARKET FOODS, INC.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          NEVADA                    000-52180                    20-4748589
          ------                    ---------                    ----------
(State or other jurisdiction    (Commission File No.)          (IRS Employer
    of incorporation)                                        Identification No.)

                                 804 ESTATES DR.
                                    SUITE 100
                                 APTOS, CA 95003
             -----------------------------------------------------
          (Address of principal executive offices, including zip code)

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

         AS OF JANUARY 31, 2009, THE REGISTRANT HAD 68,922,820 SHARES OF COMMON STOCK OUTSTANDING.

EXPLANATORY NOTE

         On January 7, 2009, Smoky Market Foods, Inc. (the "Company") filed with the SEC an Amendment No. 1 to Quarterly Report on Form 10-Q/A with respect to the period ended September 30, 2008 to clarify that the Company's financial statements and related notes found in its Quarterly Report for the period ended September 30, 2008, filed on Form 10-Q with the SEC on November 13, 2008, were not reviewed by an independent public accountant registered with the Public Company Accountant Oversight Board. As discussed in its Current Report on Form 8-K filed with the Commission on December 22, 2008, the Company has engaged new independent auditors. This Amendment No. 2 to Quarterly Report on Form 10-Q/A is being filed to include amended financial statements, and corresponding changes in the Management's Discussion And Analysis of Financial Condition and Results of Operation, for the periods ended September 30, 2008, which statements have been reviewed by an independent public accountant registered with the Public Company Accountant Oversight Board.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                   SMOKY MARKET FOODS, INC.
                                (A Development Stage Company)
                                        Balance Sheets
                                        --------------


                                                                September 30,    December 31,
                                                                   2008             2007
                                                                (Unaudited)       (Audited)
                                                                -----------      -----------
ASSETS:
-------
Current Assets
     Cash                                                       $   189,690      $    16,235
     Inventory                                                        4,250            4,250
                                                                -----------      -----------

     Total Current Assets                                           193,940           20,485
                                                                -----------      -----------

Property & Equipment, net of accumulated depreciation               397,237          251,478
                                                                -----------      -----------

Other Assets
     Intangible assets                                               32,000           40,000
     Deposits                                                        38,982            8,483
                                                                -----------      -----------
     Total Other Assets                                              70,982           48,483
                                                                -----------      -----------

     Total Assets                                               $   662,159      $   320,446
                                                                ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
-----------------------------------------------
Current Liabilities
     Accounts payable                                           $   248,027      $   171,579
     Accrued stock-based compensation                                35,000               --
     Accrued payroll costs                                          180,789           92,969
     Short-term advance                                              75,000           40,000
     Bank overdraft                                                  31,853               --
     Current maturities of capital lease obligations                 17,268           18,127
                                                                -----------      -----------

     Total Current Liabilities                                      587,937          322,675

Long-term Liabilities
     Promissory note payable, less amortized discount               490,828               --
     Capital lease obligations, less current maturities                 688           12,835
                                                                -----------      -----------

     Total Liabilities                                            1,079,453          335,510
                                                                -----------      -----------

Stockholders' Equity (Deficit)
     Preferred Stock, par value $.001, 10,000,000 shares
        authorized; no shares issued and outstanding                     --               --
     Common Stock, par value $.001, 200,000,000 shares
        authorized:  issued and outstanding 66,477,820 at
     September 30, 2008 and 54,812,824 at December 31, 2007          66,477           54,813
     Deferred Stock-Based Compensation                             (856,584)      (1,096,973)
     Other paid-in capital                                        3,695,851        2,437,816
     Additional paid-in capital                                     729,229          693,106
     Deficit accumulated during the development stage            (4,052,267)      (2,103,826)
                                                                -----------      -----------
     Total Stockholders' Equity (Deficit)                          (417,294)         (15,064)
                                                                -----------      -----------

Total Liabilities and Stockholders' Equity (Deficit)            $   662,159      $   320,446
                                                                ===========      ===========


     The accompanying notes are an integral part of these financial statements.




                                                SMOKY MARKET FOODS, INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                                Statements of Operations
                                                ------------------------


                                   For the Three Months Ended            For the Nine Months Ended       April 18, 2006
                                 -------------------------------      ------------------------------     (Inception) to
                                  September 30,     September 30,     September 30,     September 30,     September 30,
                                      2008               2007              2008              2007              2008
                                  (Unaudited)        (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                  ------------      ------------      ------------      ------------      ------------

Revenue                           $         --      $        642      $        287      $      1,374      $     10,379

Cost of Goods Sold                          --               257                --             1,182            15,302
                                  ------------      ------------      ------------      ------------      ------------

Gross Profit (Loss)                         --               385               287               192            (4,923)

Operating Expenses
   Salaries, Wages & Benefits          101,272            67,573           241,983           191,814           670,851
   Marketing                            76,500                --            86,988             2,520           237,514
   Rent                                 22,641            10,743            69,128            31,029           123,968
   Professional fees                    79,283            28,372           116,227            93,073           377,978
   Depreciation/amortization            16,602             8,739            33,804            25,223            87,264
   Stock based compensation
   Salaries, Wages & Benefits           69,260             5,260           173,591           171,106           391,078
   Professional                         72,850              (500)          521,575            94,400           785,724
   Financing                           144,782            80,952           592,377            80,952           930,023
   Other                                32,419            45,324           101,304            73,816           349,776
                                  ------------      ------------      ------------      ------------      ------------

                                       615,609           246,463         1,936,977           763,933         3,954,176
                                  ------------      ------------      ------------      ------------      ------------

Operating Loss                        (615,609)         (246,078)       (1,936,690)         (763,741)       (3,959,099)
                                  ------------      ------------      ------------      ------------      ------------

Other Income (Expense)
   Interest Income                          --                --                --               887               887
   Interest Expense                       (318)          (17,050)          (11,751)          (53,755)          (94,055)
                                  ------------      ------------      ------------      ------------      ------------

Other Expense - Net                       (318)          (17,050)          (11,751)          (52,868)          (93,168)
                                  ------------      ------------      ------------      ------------      ------------

Net (Loss)                        $   (615,927)     $   (263,128)     $ (1,948,441)     $   (816,609)     $ (4,052,267)
                                  ============      ============      ============      ============      ============

Basic and Diluted
   (Loss) per Share:
   Basic and Diluted              $     (0.010)     $     (0.006)     $     (0.032)     $     (0.019)
                                  ============      ============      ============      ============

   Weighted Average
      Number of Shares              64,434,487        47,208,027        61,021,154        44,013,787
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



                                                      SMOKY MARKET FOODS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)

                                      Statements of Stockholders' Equity (Deficit) - Unaudited
                                      --------------------------------------------------------

                                                                                                         Accumulated
                                             Common Stock         Deferred        Other      Additional   During the
                                       -----------------------   Stock-Based     Paid-in      Paid-in     Development      Total
                                         Shares       Amount    Compensation     Capital      Capital        Stage       (Deficit)
                                       -----------  -----------  -----------   -----------  -----------   -----------   -----------

BALANCE, APRIL 18, 2006 (INCEPTION)             --  $        --  $        --   $        --  $        --   $        --   $        --

Common shares issued to related
  party Smoky Systems, LLC              40,000,000       40,000           --            --            --           --        40,000
Common shares issued to
  officers/directors                       300,000          300           --        29,700            --           --        30,000
Common shares issued to supplier            50,000           50           --         4,950            --           --         5,000
Common shares issued to
  financial consultant                   1,250,000        1,250           --       123,750            --           --       125,000
Issuance of 1,425,000 stock
  options to officers/directors                 --           --     (106,619)           --      106,619            --            --
Stock-based compensation                    10,154       10,154
Net (Loss) for the period 4/18/06
  to 12/31/06                                   --           --           --            --           --      (624,519)     (624,519)
                                       -----------  -----------  -----------   -----------  -----------   -----------   -----------

BALANCE, DECEMBER 31, 2006              41,600,000       41,600      (96,465)      158,400      106,619      (624,519)     (414,365)

Common shares issued to
  financial consultant                     100,000          100           --         9,900            --           --        10,000
Common shares issued to an
  individual for endorsement rights        500,000          500      (50,000)       49,500           --            --            --
Common shares issued to an
  individual for consulting services        25,000           25           --         2,475            --           --         2,500
Common shares issued to
  the CEO as compensation                1,500,000        1,500           --       148,500            --           --       150,000
Issuance of 425,000 options to
  the CEO as compensation                       --           --      (30,983)           --       30,983            --            --
Valuation of common stock conversion
  priviledges to convertible
  debtholders                                   --           --     (336,158)           --      336,158            --            --
Valuation of warrants issued to
  convertible debtholders                       --           --     (219,346)           --      219,346            --
Common shares issued for cash              628,571          629           --       301,371           --            --       302,000
Common shares issued to financial
  consultant for investor relations
  services                                 400,000          400     (192,000)      191,600           --            --            --
Conversion of convertible debt to
  common shares                          8,445,509        8,445           --       836,107           --            --       844,552
Common stock issued to existing
  shareholder in exchange for
  leasehold rights for pilot store         228,571          229           --        79,771           --            --        80,000
Common stock issued in satisfaction of
  open trade payable                        10,173           10           --         1,567           --            --         1,577
Commons stock issued to various
  individuals for future store
  opening/promotion                      1,375,000        1,375     (660,000)      658,625           --            --            --
Stock-based compensation                        --           --      487,979            --           --            --       487,979
Net (Loss) for the Year Ended
  December 31, 2007                             --           --           --            --           --    (1,479,307)   (1,479,307)
                                       -----------  -----------  -----------   -----------  -----------   -----------   -----------

BALANCE, DECEMBER 31, 2007              54,812,824       54,813   (1,096,973)    2,437,816      693,106    (2,103,826)      (15,064)

Common shares issued for cash              673,332          673           --       100,326           --            --       100,999
Common shares issued in exchange
  for services as performed by the
  Company's CIO                            266,666          267           --        39,733           --            --        40,000
Common shares issued in exchange for
  future services                        3,000,000        3,000     (549,000)      547,000           --            --         1,000
Conversion of short-term advance
  to common shares                         266,666          266           --        47,733           --            --        47,999
Amortization of stock-based
  compensation                                  --           --      205,775            --           --            --       205,775
Net (Loss) for the Three Months Ended
  March 31, 2008                                --           --           --            --           --      (419,103)     (419,103)
                                       -----------  -----------  -----------   -----------  -----------   -----------   -----------
BALANCE, MARCH 31, 2008                 59,019,488       59,019   (1,440,198)    3,172,608      693,106    (2,522,929)      (38,394)

Common shares issued under exercise
  of stock options                          50,000           50        8,000        12,450           --            --        20,500
Common shares issued in exchange
  for services                           4,243,332        4,243     (213,775)      376,357           --            --       166,825
Conversion of short-term advance to
  common shares                            100,000          100           --        14,900           --            --        15,000
Amortization of stock-based
  compensation                                  --           --      647,050            --           --            --       647,050
Net (Loss) for the Three Months
  Ended June 30, 2008                           --           --           --            --           --      (913,411)     (913,411)
                                       -----------  -----------  -----------   -----------  -----------   -----------   -----------
BALANCE, JUNE 30, 2008                  63,412,820       63,412     (998,923)    3,576,315      693,106    (3,436,340)     (102,430)

Common shares issued for cash            1,000,000        1,000           --        39,000           --            --        40,000
Common shares issued in exchange
  for services                           2,065,000        2,065           --        80,536           --            --        82,601
Stock-based compensation given
  in debt financing                             --           --           --            --           --            --            --
Warrants issued in conjunction with
  debt offerring                                --           --           --            --       36,123            --        36,123
Amortization of stock-based compensation        --           --      142,339            --           --            --       142,339
Net (Loss) for the Three Months Ended
  September 30, 2008                            --           --           --            --           --      (615,927)     (615,927)
                                       -----------  -----------  -----------   -----------  -----------   -----------   -----------
BALANCE, SEPTEMBER 30, 2008             66,477,820  $    66,477  $  (856,584)  $ 3,695,851  $   729,229   $(4,052,267)  $  (417,294)
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



                                                      SMOKY MARKET FOODS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)

                                                      Statements of Cash Flows
                                                      ------------------------


                                                      For the Three Months Ended      For the Nine Months Ended      April 18, 2006
                                                      ---------------------------     ---------------------------    (Inception) to
                                                      September 30,   September 30,   September 30,   September 30,   September 30,
                                                         2008            2007            2008            2007            2008
                                                      (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                      -----------     -----------     -----------     -----------     -----------

Operating Activities
   Net (Loss)                                         $  (615,927)    $  (263,128)    $(1,948,441)    $  (816,609)    $(4,052,267)
   Stock-based financing and compensation costs           286,493          85,712       1,287,144         346,458       2,106,825
   Depreciation and amortization                           16,602           8,739          33,804          25,223          87,264
   Accrued interest converted to common stock                  --              --              --              --          60,980
   Amortization of promissory note discount                   399              --             399              --             399
   Adjustments to reconcile net loss to cash used
    in operating activities:
     (Increase) decrease in accounts receivable                --           1,330              --           1,877              --
     (Increase) decrease in inventory                          --             257              --          (1,799)         (4,250)
     Increase (decrease) in accounts payable                8,532         145,466         152,447          65,755         324,027
     Increase (decrease) in accrued payroll costs          43,612              --          87,820              --         180,789
     Increase (decrease) in bank overdraft                (12,500)             --          31,853              --          31,853
     Increase (decrease) in accrued interest                   --          13,930              --          43,991              --
                                                      -----------     -----------     -----------     -----------     -----------

Net Cash (Used) by Operating Activities                  (272,789)         (7,694)       (354,974)       (335,104)     (1,264,380)
                                                      -----------     -----------     -----------     -----------     -----------

Investing Activities
   Purchase of property and equipment                     (71,066)         (7,895)       (171,563)         (8,970)       (344,453)
   Deposits and other asset purchases                     (22,500)             --         (30,500)             --         (38,983)
                                                      -----------     -----------     -----------     -----------     -----------

Net Cash (Used) by Investing Activities                   (93,566)         (7,895)       (202,063)         (8,970)       (383,436)
                                                      -----------     -----------     -----------     -----------     -----------

Financing Activities
   Proceeds from issuance of common stock                  40,000         302,000         153,500         302,100         455,500
   Proceeds from issuance of convertible notes                 --              --              --         302,500         786,100
   Proceeds from issuance of promissory notes             500,000              --         500,000              --         500,000
   Proceeds from (payments on) short term                      --              --          90,000              --         130,000
     advances - net
   Principal payments on capital lease obligations         (4,706)         (3,359)        (13,008)         (9,753)        (34,094)
                                                      -----------     -----------     -----------     -----------     -----------

Cash Provided by Financing Activities                     535,294         298,641         730,492         594,847       1,837,506
                                                      -----------     -----------     -----------     -----------     -----------

Net Increase (Decrease) in Cash                           168,939         283,052         173,455         250,773         189,690

Cash, Beginning of Period                                  20,751          75,841          16,235         108,120              --
                                                      -----------     -----------     -----------     -----------     -----------

Cash, End of Period                                   $   189,690     $   358,893     $   189,690     $   358,893     $   189,690
                                                      ===========     ===========     ===========     ===========     ===========



Supplemental Information:
   Interest Paid                                      $       318     $     3,120     $    11,750     $     9,764     $    35,604

   Income Taxes Paid                                  $        --     $        --     $        --     $        --     $        --

   Intangible Assets Acquired in Exchange
     for Common Stock                                 $        --     $        --     $        --     $        --     $   120,000

   Convertible Promissory Notes and Accrued
     Interest Exchanged for Common Stock              $        --     $   844,551     $        --     $   844,551     $   844,551

   Short-term Advances Exchanged for Common Stock     $        --     $        --     $    55,000     $        --     $    55,000



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

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.


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

INTANGIBLE ASSETS

Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of September 30, 2008, the Company believes there is no impairment of its intangible assets.

The Company's intangible assets consist of the costs of filing and acquiring various trademarks. The trademarks are recorded at cost. The Company determined that the trademarks have an estimated useful life of 10 years and will be reviewed annually for impairment. Amortization will recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets' estimated economic lives, which range from 3 to 25 years. Property and equipment were as follows as of September 30, 2008:

Leasehold Improvements                                 $   210,362
Processing Equipment                                       104,771
Kiosks                                                      46,200
Operating Equipment                                         44,382
Office Equipment                                            29,112
Software                                                    27,831
Transportation Equipment                                    10,078
Smallwares                                                   3,765
                                                       -----------
                                                           476,501
Accumulated Depreciation                                   (79,264)
                                                       -----------
                                                       $   397,237
                                                       ===========

DEPOSITS

Deposits were as follows as of September 30, 2008:

Deposits on intended equipment purchases for
 restaurant operation                                  $    22,500
Security deposits at leased real estate facilities          10,500
Other                                                        5,982
                                                       -----------
                                                       $    38,982
                                                       ===========

BANK OVERDRAFT

Smoky Market Foods, Inc. was in a bank overdraft position with one of its main banking institutions as of September 30, 2008 in the amount of $31,853. The Company and the bank had not yet negotiated a settlement of this amount as of the report date.

SHORT-TERM ADVANCES

As of September 30, 2008, the Company was indebted to two individuals for demand loans. The loans are non-interest bearing, unsecured advances with no formal repayment terms. Repayment of the loans is expected within the next twelve months, so the debt has been classified as a current obligation.

STOCK BASED COMPENSATION

We have issued restricted shares of common stock and stock options to compensate non-employees who were principally key personnel. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payments ("SFAS No. 123R"), which is a revision of SFAS No. 123 which requires that stock awards granted to directors, consultants, and other non-employees be recorded at the fair value of the award at grant date.

ACCRUED PAYROLL COSTS

Accrued payroll costs include compensation and payroll taxes earned by corporate employees but unpaid as of September 30, 2008.

PROMISSORY NOTE WITH ATTACHED WARRANTS

The Company issued a promissory note with 300,000 attached warrants in exchange for $500,000 in September 2008. The promissory note is due and payable in September 2010, is non-interest bearing, and unsecured. The warrants are exercisable at $.04, expiring in September 2013. The warrants were valued at $9,571 using the Black-Scholes Method, assuming a 5-year term, $.15 exercise price, .3% risk-free return, and volatility of 285%. The $9,571 discount is being amortized straight-line over 2 years, and is netted against the promissory note on the balance sheet.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted. In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2.  GOING CONCERN

The Company's ability to continue as a going concern is contingent upon its ability to obtain debt and/or capital financing.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.
The Company has experienced $4,052,267 in losses since inception which relate mainly to the Company's search for debt and equity financing necessary to carry out its business plan. Additionally, the Company has a net deficit in working capital of $393,997 at September 30, 2008. The Company has had no material revenue generating operations since inception.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3.  CAPITAL LEASE OBLIGATIONS

The Company assumed multiple lease obligations in the transaction described in
Note 5. The leases have been capitalized and are reflected as liabilities on the balance sheet. Future lease obligations are as follows for the twelve months ending September 30:

     Minimum lease payments:

          Next twelve months                      $    20,095
          Following twelve months                         705
                                                  -----------
          Total                                        20,800
     Amounts representing interest                      2,844
                                                  -----------
     Present value of minimum lease payments           17,956
     Current portion                                   17,268
                                                  -----------
     Long-term portion                            $       688
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

Also in January 2008, a corporation was sold 66,666 shares of $.001 par value common stock in exchange for cash at $.15 per share, with the Company realizing proceeds of $10,000.

Also in January 2008, an individual was sold 266,667 shares of $.001 par value common stock in exchange for cash at $.15 per share, with the Company realizing proceeds of $40,000.

In February 2008, a corporation was sold 166,666 shares of $.001 par value common stock in exchange for cash at $.15 per share, with the Company realizing proceeds of $25,000.

Also in February 2008, an individual was sold 40,000 shares of $.001 par value common stock in exchange for cash at $.15 per share, with the Company realizing proceeds of $6,000.

Also in February 2008, an individual exchanged a $40,000 promissory note for 266,666 shares of $.001 par value common stock. The exercise price and fair value of the stock was $.15 per share.

In March 2008, an individual was sold 33,333 shares of $.001 par value common stock in exchange for cash at $.15 per share, with the Company realizing proceeds of $5,000.

Also in March 2008, an individual was sold 100,000 shares of $.001 par value common stock in exchange for cash at $.15 per share, with the Company realizing proceeds of $15,000

Also in March 2008, an individual exchanged services valued at $40,000 for 266,666 shares of $.001 par value common stock. The exercise price of the stock was $.08 per share.

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

In May 2008, an individual exercised warrants which were attached to a previous convertible debt offering, to purchase 50,000 shares at $.25 per share, for a net proceeds of $12,500 to the Company.

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

The Company has also committed to issuing 500,000 additional shares of its common stock as additional stock-based compensation to an individual in connection with a $50,000 short-term advance in June 2008. The 500,000 shares were valued at $35,000 or $.07 per share, and have been accrued as a liability, pending the issuance of the shares, which occurred in December 2008.


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
                                                  ============

Although the leased assets were assigned by Smoky Systems, LLC to Smoky Market Foods, Inc, the lease obligations are technically still in the name of Smoky Systems, LLC. Such lease obligations are expected to be retired during the 2009 fiscal year.

As of September 30, 2008, the Company owed $82,029 to two related parties. Such debts were non-interest bearing with no formal repayment terms.

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

Subsequent to September 30, 2008, the Company issued common shares to two individuals in exchange for future services. An aggregate 285,000 common shares were issued to these individual during the 4th quarter of 2008.

The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan. Information relating to options issued through September 30, 2008 under this plan is as follows:

                                                                                 Weighted
                                               Options and                       Average
                                               Stock Awards                       Option
                                                 Available       Number of       Exercise
                                                 for Grant        Shares          Price
                                                -----------     -----------     -----------
OUTSTANDING AS OF APRIL 18, 2006 (INCEPTION)             --              --              --
  Shares reserved                                 6,500,000              --              --
  Options granted                                (1,462,500)      1,462,500     $      0.10
  Options exercised                                      --              --              --
  Options canceled                                       --              --              --
                                                -----------     -----------
OUTSTANDING AS OF DECEMBER 31, 2006               5,037,500       1,462,500     $      0.10
  Shares reserved                                        --              --              --
  Options granted                                  (425,000)        425,000              --
  Stock awards granted                           (1,775,000)      1,775,000             n/a
  Options exercised                                      --              --              --
  Options canceled                                       --              --              --
                                                -----------     -----------
OUTSTANDING AS OF DECEMBER 31, 2007               2,837,500       3,662,500     $      0.10
  Shares reserved                                        --              --              --
  Options granted                                        --              --              --
  Stock awards granted                             (520,000)        520,000             n/a
  Options exercised                                      --              --              --
  Options canceled                                       --              --              --
                                                -----------     -----------
OUTSTANDING AS OF MARCH 31, 2008                  2,317,500       4,182,500     $      0.10
  Shares reserved                                        --              --              --
  Options granted                                        --              --              --
  Stock awards granted                             (500,000)        500,000             n/a
  Options exercised                                      --              --              --
  Options canceled                                       --              --              --
                                                -----------     -----------
OUTSTANDING AS OF JUNE 30, 2008                   1,817,500       4,682,500     $      0.10
  Shares reserved                                        --              --              --
  Options granted                                        --              --              --
  Stock awards granted                           (1,000,000)      1,000,000             n/a
  Options exercised                                 (50,000)         50,000              --
  Options canceled                                       --              --              --
                                                -----------     -----------
OUTSTANDING AS OF SEPTEMBER 30, 2008                767,500       5,732,500     $      0.10
                                                ===========     ===========

The assumptions used in computing fair value of options is as follows:

Expected stock price volatility                                   75.0%
Risk-free interest rate                                            4.7%
Expected term (years)                                              7.00
Weighted-average fair value of stock options granted              $ 0.073



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

         OPERATING EXPENSES. Operating expenses, consisting of sales, marketing and general administrative expenses, increased by $396,146, from $246,463 for the three months ended September 30, 2007 to $615,609 for the three months ended September 30, 2008. For the nine-month period, operating expenses increased by $1,173,044, from $763,933 for the nine months ended September 30, 2007 to $1,936,977 for the nine months ended September 30, 2008. These increases are primarily as a result of a $1,287,543 increase in stock based compensation expenses relating primarily to investor relations and an $84,468 increase in marketing expenses.

         OPERATING LOSS. Operating loss increased $369,531, from $(246,078) for the three months ended September 30, 2007 to $(615,609) for the three months ended September 30, 2008. For the nine-month period, operating loss increased $1,172,949, from $763,741for the nine months ended September 30, 2007 to $1,936,690 for the nine months ended September 30, 2008. These increases are primarily as a result of the increases in operating expenses described in the preceding paragraph coupled with a continued absence of revenue.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2008, we had cash and cash equivalents of $189,690 and a working capital deficit of $393,997. Given the working capital deficit, we need to additional cash in order to continue our limited day-to-day operations in the immediate term. To finance the launch foodservice concept operations, we will be required to raise additional capital, which we expect to raise through the issuance of debt, equity securities and/or warrants during 2008 and 2009. We believe that a minimum of approximately $1.5 million of financing would be required to commence our business plan and begin to generate revenue. We believe that it will require a minimum of $5 million of additional financing in order to execute the initial expansion phase of our business plan.

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

         WE WILL BE UNABLE TO IMPLEMENT OUR BUSINESS PLAN IF WE CANNOT RAISE SUFFICIENT CAPITAL AND MAY BE REQUIRED TO PAY A HIGH PRICE FOR CAPITAL.

As of September 30, 2008, we had $189,690 in cash and cash equivalents and a working capital deficit of $393,997. We need to obtain a significant amount of additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

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


                                                 Smoky Market Foods, Inc.
                                         ---------------------------------------


     February 6, 2009                           By: /s/ Edward C. Feintech
----------------------------             ---------------------------------------
           Date                              Edward C. Feintech, President &
                                                 Chief Executive Officer


     February 6, 2009                             By: /s/ Shane Campbell
----------------------------             ---------------------------------------
           Date                                       Shane Campbell
                                                 Chief Financial Officer




                                                    EXHIBIT INDEX



  EXHIBIT NO.                           EXHIBIT                           INCORPORATED BY REFERENCE/ FILED HEREWITH
----------------  -----------------------------------------------------  ---------------------------------------------
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