Form 10-K
period 2008-12-31
SMOKY MARKET FOODS INC
filed 2009-05-14
CIK 1370544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission file number: 000-52158


                            SMOKY MARKET FOODS, INC.

             (Exact name of registrant as specified in its charter)


             NEVADA                                              20-4748589
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)


                           804 ESTATES DR., SUITE 100
                             APTOS, CALIFORNIA 95003

          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (866) 851-7787

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Shares, par value $.001

         Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                 YES [ ] NO [X]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                 YES [ ] NO [X]

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

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                 YES [ ] NO [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

          [ ] Large Accelerated filer              [ ] Accelerated filer

          [ ] Non-accelerated filer                [X] Smaller reporting company
          (Do not check if a smaller reporting
          company)

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act):                                YES [ ] NO [X]

         The aggregate market value of approximately 14,909,944 shares held by nonaffiliates of the registrant on June 30, 2008, based upon the average bid and asked price of the common shares on the OTC Bulletin Board of $0.07 per share on June 30, 2008, was approximately $1,043,696. Common Shares held by each officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded.

         As of March 31, 2009, the registrant had 70,850,820 common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.
================================================================================

                                TABLE OF CONTENTS

PART I.....................................................................    1

Item 1.  Business..........................................................    1

Item 1A. Risk Factors......................................................    8

Item 1B. Unresolved Staff Comments.........................................   17

Item 2.  Properties........................................................   17

Item 3.  Legal Proceedings.................................................   17

Item 4.  Submission of Matters to a Vote of Security Holders...............   17

PART II....................................................................   17

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities.................   17

Item 6.  Selected Financial Data...........................................   19

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................   19

Revenue Recognition........................................................   24

Item 7A. Quantitative and Qualitative Disclosures About Market Risk........   25

Item 8.  Financial Statements..............................................   25

Item 9.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................   25

Item 9A(T). Controls and Procedures........................................   25

Item 9B. Other Information.................................................   26

PART III...................................................................   27

Item 10. Directors, Executive Officers and Corporate Governance............   27

Item 11. Executive Compensation............................................   28

Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................   31

Item 13. Certain Relationships and Related Transactions, and Director
         Independence......................................................   32

Item 14. Principal Accountant Fees and Services............................   33

Item 15. Exhibits and Financial Statement Schedules........................   34

                           FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K (this "Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements can be identified by the use of forward-looking words such as "anticipate," "estimate," "project," "likely," "believe," "intend," "expect," or similar words. These statements relate to our, and, in some cases, our clients' or business partners' future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statements. It is important to note that such statements may not prove to be accurate and that our actual results and future events will differ, and could differ materially, from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under "Item 1A. Risk Factors." You are also encouraged to review our other filings with the Securities and Exchange Commission (the "SEC") describing other factors that may affect our future results. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

         ORGANIZATION & BUSINESS MODEL

         We are a Nevada corporation incorporated in April 2006, with our principal office at 804 Estates Dr., Suite 100, Aptos, CA 95003. Our telephone number is (866) 851-7787. We are a development stage company that is in the process of securing capital to start revenue-producing operations.

         We use USDA-approved, custom-engineered, proprietary wood-burning oven technology to produce a complete line of Smoke-BakedTM meat and fish. We plan to sell smoked foods through the development of a national chain of stand-alone Smoky Market restaurant-stores and numerous self-contained kiosks that operate inside qualified high-traffic venues such as shopping malls, sports arenas, college campuses, corporate dining areas and airports. We plan to produce principal menu items in bulk at a centralized location. We expect to be able to deliver food of consistent size, taste and quality without the need to construct expensive on-site ovens or to train skilled cooks to handle raw product at numerous locations. We believe this will permit our development of a national chain operation while keeping our in-store costs down.

         Assuming that we are successful in expanding our retail operations into all regions of the U.S., we plan to begin directly marketing and selling our smoke-baked products on the internet. In addition to offering customers at our Smoky Market restaurant-stores access to on-line ordering for gifts and event catering, we plan to create marketing operations with selected e-commerce affiliates that are large internet retail companies with substantial numbers of customer visits and certain consumer goods organizations such as the RV industry.

         We have developed the core smoked-meat recipes for our proposed business, entered into an agreement with a commercial meat processor at which we have placed a proprietary oven capable of producing approximately 100,000 pounds of smoked meat per month, tested the re-heating process for our menu items and completed concept designs for our proposed restaurant-stores and kiosks. We do not yet have any restaurant-stores or kiosks in service, but we successfully tested the applications for preparation of our food products in a restaurant located in Los Gatos, California for three months from October through December 2006. We have acquired the assets and leasehold rights of this Los Gatos restaurant and are remodeling the site into a prototype Smoky Market restaurant-store with expected completion in the summer of 2009. Beginning in 2010, and assuming the availability of capital, we plan to open additional stores in the Western region toward our goal of opening three restaurant-stores in each of our five regional operating territories during 2010. We also have built our prototype kiosk for installation into a mall located in Southern California, which is expected to be installed during the summer of 2009. We expect this plan for development will enable us to maximize the operating and financial efficiencies of our production capacity.

         MARKET OPPORTUNITY

         Our goal is to build a national chain of Smoky Market restaurant-stores and kiosks featuring a selection of meat and fish entrees and one-dish meal recipes that are prepared without the use of sodium, sugar, and chemical preservatives by our proprietary Smoke-Baking technique. Unlike other popular restaurant categories, the smoked-food/barbecue segment in which we compete does not include a widely recognized national chain. Where foodservice categories like pizza, subs, chicken, Mexican, Chinese, and burgers have total chain brand units numbering into the thousands, the largest barbecue restaurant chain in the country, Sonny's Barbecue, has approximately 200 stores. We believe that there is no large national chain in the smoked-food/barbecue restaurant segment primarily for two reasons: first, barbecue remains highly regionalized with respective regions having demographic preferences for barbecue flavor, and second, quality consistency within chain brands is a serious obstacle.

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

         USDA-INSPECTED MEAT PRODUCTION AND AVAILABILITY OF RAW MATERIALS

         We presently outsource, and for the foreseeable future, expect to continue to outsource, our commercial smoked food processing to Mary Ann's Specialty Foods ("Specialty Foods"). Specialty Foods is a USDA-approved contract food processing company located in Webster City, Iowa and operates an 80,000 square foot processing facility, which sits on 15 acres of family-owned land, and is expected to be responsible for our food production and distribution requirements. In order to establish production capability and complete the development of our smoked food products, we entered into an Amended and Restated Processing Agreement dated July 1, 2006 with Specialty Foods.

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

         As we expand and need to add additional smoker ovens, we will be required to expand our relationship with Specialty Foods (or other processors) on such terms as are mutually agreed upon by the parties. Considering the size of Specialty Food's surrounding 15-acre area, we believe that it would be in our best interests to enter into agreements with Specialty Foods with respect to the expansion of production at this location. If this expansion occurs, we expect to include the construction of a kosher facility.

         With respect to meat, fish and other raw materials used to make our products, we require that all of our raw beef, pork, lamb and poultry be raised without growth hormones, steroids and antibiotics, and our salmon is "open-pen" farmed naturally from Canadian rivers. Market prices for meat, fish and other food items are subject to constant fluctuation and frequent shortages of item availability, which we expect to mitigate through contract purchasing. We have established strategic supply relationships with Special Foods and LandLock Sea Foods, a supplier of fish products, that we believe will enable lower market prices as we grow and achieve economies-of-scale.

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

         PROCESS & PRICE VALUE

         Our wood-smoking process is expensive. Costs include obtaining freshly cut timber, labor associated with the smoking process, and having to absorb a 25% to 30% cook shrinkage loss in the process. Consequently, Smoky Market brand smoked foods cost more to produce and have higher price points than many competing smoked food products. However, the existence of a market for higher-priced organic foods and other prepared foods that are advertised as 100% natural, low-sodium and/or free of additives suggests that customers will pay slightly more for products they know to be of premium quality, especially prepared foods that are natural, tasty, and convenient. Based upon our review of the nutritional labels of our competitors, we believe that the absence of any preservatives, brining solutions, liquid smoke and similar additives in Smoky Market brand smoked meats foods distinguishes our product from smoked meat products currently on the market.

         SMOKED FOOD PRODUCTS

         Below is our line of smoked foods that we expect to produce under the Smoky Market brand. We expect that certain of these items will be featured on the menus at Smoky Market restaurant-stores, with a selection of these items to be retail packaged and featured for take-home consumption.

         Our line of wood-smoked foods presently includes the follow:

         ENTREE ITEMS (Individual serving portions that are ready to "heat'n serve")

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

         SIDE ORDER FOODS

         o        Hickory Smoke-Baked(TM) Beans
         o        Sweet Butter-Creamed Corn
         o        Creamy-Garlic Coleslaw Dressing & Veggie Dip
         o        Southern-Style Barbecue Dipping Sauce
         o        Cornbread Muffins

         We anticipate that Smoky Market restaurant-stores and kiosks will feature a selection of the items listed above and include sandwiches, quesadillas, quiches and recipe dishes. Items will be available for menu foodservice and for packaged sales. In time, as our brand concept develops, we expect that the complete line of our smoked foods will be available for purchase from our internet website at www.smokymarket.com.

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

         FRANSHIP(TM) PROGRAM

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

         We plan to create a relationship with our local managers we call "Franship." At this time, the structure and application for our Franship program are still being formalized and research is being conducted relative to certain legal definitions and federal/state filing requirements. However, the basic opportunity being proposed for a Franship candidate is a unique blend of the concepts of franchising and employment. We would retain majority ownership and control of each restaurant-store and kiosk and the Franship manager would, in most cases, be an employee of our company or a joint venture. The Franship candidate would make a cash investment for the right to share in 10% of his or her respective Smoky Market concept (either a restaurant-store or kiosk). This profit-sharing right will become vested and transferable as the Franship income right appreciates in value. We expect that this will provide substantial motivation for the local manager to maximize profitability but permit us to retain ownership and ultimate control.

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

         DESIGN, MARKETING, HUMAN RESOURCES AND OPERATIONS ASSISTANCE

         As we execute our business plan, we intend to engage the services of Tartan Marketing, a well-established advertising and marketing agency based in Minneapolis, MN that will complete the designs of our restaurant-store and kiosk concepts, develop programs for recruitment of key management employees and Franship candidates, coordinate our program for site acquisitions on a national scale, assist in the formation and implementation of operating systems, and create our media and public relations campaign for brand development in each region to be penetrated.

GENERAL INFORMATION

         INTELLECTUAL PROPERTY

         We do not own any intellectual property that is material to our business.

         We license the recipes for substantially all of our products, certain trademarks and tradenames, including Smoky Market(R) and Smoke-Baked,(TM) and design features related to the ovens used for smoking our products from Smoky Systems, LLC, pursuant to an exclusive license agreement. Under the license agreement, we issued Smoky Systems 40,000,000 shares of our common stock as consideration for the licensed rights. The license agreement is for a fixed term of 10 years, with renewal options for four additional 10-year terms, but is terminable 90 days following breach or in connection with a bankruptcy or similar event. In addition, our license to such rights ceases to be exclusive if our annual revenues from licensed products does not equal or exceed $30 million by 2011.

         Neither we nor Smoky Systems have registered any patents, but we expect to be able to secure certain patent rights for the diffusing system attached to our smoker-oven from the firebox.

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

         Costs of compliance with such laws and regulations are presently insignificant. If we or our food processor were to be found to be out of compliance with such laws, particularly those related to the production, labeling and handling of food, we could be subject to significant fines and forced to discontinue our operations until all material violations were addressed. Were our relationship with our food processor to terminate, we would have to find another USDA-approved meat processor or qualify as such ourselves. There are a limited number of USDA-approved meat processors and barriers to entry are significant (with an estimated start-up cost of not less than $2 million dollars and required time of at least one year for qualification).

         ENVIRONMENTAL LAWS

         We are not required to obtain any environmental permits and do not use any hazardous materials in connection with the operation of our business. Accordingly, we have not incurred, and do not expect to incur, any material expenses associated with environmental compliance.

         COMPETITION

         Generally, most smoked-food or barbeque restaurants use burning wood in a barbeque pit or smoker to cook their meat, which yields a natural, penetrating smoky flavor to varying degrees, depending on smoking technique and wood quality. The moisture content of the smoked meats will also vary from concept to concept, and even from unit to unit within the same concept brand, depending on a number of variables. For these reasons, the vast majority of smoked-food or restaurants have remained single to small multi-unit concepts, and the largest barbecue chain in the country, Sonny's Barbeque, has only approximately 200 stores. However, more barbeque or smoked-food concepts are opening, and we believe that existing concepts are planning aggressive expansions as they acquire improved smoking equipment and devise improved foodservice systems.

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

EMPLOYEES

         We currently have a total of two paid full-time employees and one paid full-time contractor, which includes two officers (Edward C. Feintech, our CEO and Toni L. Adams, our Secretary) and a quality-control operator of our smoker-oven system. We also have two executives, our Chief Financial Officer and our Chief Information Officer, providing services on a part-time basis as consultants.

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

ITEM 1A.  RISK FACTORS.

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

         OUR PREDECESSOR AND AFFILIATE, SMOKY SYSTEMS WAS UNABLE TO GENERATE SIGNIFICANT REVENUES OR PROFITS FROM ITS EFFORTS TO FOLLOW A BUSINESS PLAN SIMILAR TO OURS.

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

         We were formed in April 2006. Our key management individuals have experience in the restaurant industry, but have limited or no experience in internet retailing, establishing a national food service business (directly or through franchise arrangements) or operating a reporting issuer. Our limited operating history and limited experience make it difficult to evaluate our ability to generate revenues, manage growth, obtain necessary capital, manage costs, create profits, and generate cash from operations. Specifically, our ability to do the following may be impaired:

         o implement our business plan (which may be based upon faulty assumptions and expectations arising from our limited experience);
         o obtain capital necessary to continue operations and implement our business plan;
         o comply with SEC rules and regulations and manage market expectations;
         o        differentiate ourselves from our competitors; or
         o        establish a significant retail and restaurant customer base.

         If we fail to successfully manage these risks, we may never expand our business or become profitable and our business may fail.

         WE WILL BE UNABLE TO IMPLEMENT OUR BUSINESS PLAN IF WE CANNOT RAISE SUFFICIENT CAPITAL AND MAY BE REQUIRED TO PAY A HIGH PRICE FOR CAPITAL.

         As of December 31, 2008, we had $282 in cash and cash equivalents. We need to obtain a significant amount of additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

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

         OUR AUDITORS HAVE INCLUDED AN EXPLANATORY PARAGRAPH IN OUR FINANCIAL STATEMENTS REGARDING OUR STATUS AS A GOING CONCERN.

         Our audited financial statements included in this prospectus were prepared on the assumption that we will continue as a going concern. Our independent registered public accounting firm has stated that it substantially doubts our ability to continue as a going concern in a report dated May 7, 2009. This doubt is based on the fact that we have had losses since inception, have a working capital deficit and have had no material revenue generating operations since inception.

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

         ADVERSE PUBLICITY REGARDING FISH, POULTRY OR BEEF COULD NEGATIVELY IMPACT OUR BUSINESS.

         Our business can be adversely affected by reports regarding mad cow disease, Asian bird flu, meat contamination within the U.S. generally or food contamination generally. In addition, concerns regarding hormones, steroids and antibiotics may cause consumers to reduce or avoid consumption of fish, poultry, or beef. Any reduction in consumption of fish, poultry, or beef by consumers, would harm our revenues, financial condition and results of operations.

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

         We are completely dependent upon Mary Ann's Specialty Foods, Inc., and upon a single oven-system located at Specialty Foods, to produce our smoked foods in order to operate the business and generate revenue. If our oven systems break down, become contaminated or are removed from Specialty Foods' facility, we would experience an interruption in our ability to supply products to customers. This would harm our relationships with our customers and internet affiliates, and harm our revenues in the short run. Any long-term interruptions in our ability to produce smoked foods would significantly limit our ability to continue operations.

         WE ARE DEPENDENT UPON KEY PERSONNEL TO MANAGE BUSINESS, AND THE LOSS OF SUCH PERSONNEL COULD SIGNIFICANTLY IMPAIR OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN.

         We are highly dependent upon the efforts of management, particularly Edward C. Feintech, our Chairman, President and Chief Executive Officer. The number of qualified managers in the smoked-food industry is limited. As our business grows, we will need to recruit executive and regional managers who are capable of implementing our business plan. The e-commerce and restaurant industries are highly competitive, and we may be unable to attract qualified management personnel. If we are unsuccessful in retaining or attracting such employees, our ability to grow and service capacity will be harmed.

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

         CERTAIN DIRECTORS OF OUR COMPANY ARE ALSO EXECUTIVES OF OUR AFFILIATE, SMOKY SYSTEMS, WHICH MAY LEAD TO A CONFLICT OF INTEREST.

         Our Chairman, President and Chief Executive Officer, Edward C. Feintech, our Chief Information Officer, Dennis Harrison, and our Chief Financial Officer, Shane Campbell, are all affiliated with our majority shareholder, Smoky Systems, LLC. Mr. Feintech is the current manager of Smoky Systems. In addition, Scott Bargfrede, an "independent" director, holds a minor interest (less than 1%) in Smoky Systems. We may be required to renegotiate our relationship with Smoky Systems, may experience disputes and litigation with Smoky Systems or otherwise have the interests of our shareholders generally be adverse to the interests of Smoky Systems. If a conflict arises, the overlap in management and conflicts may inhibit fair and equitable resolution of any issues and leave our company vulnerable to shareholders derivative suits.

         WE EXPECT TO BE DEPENDENT ON A THIRD PARTY TO PROVIDE DESIGN AND MARKETING MATERIALS IN RELATION TO OUR RESTAURANT-MARKETS AND KIOSKS AND TO ASSIST IN DEVELOPMENT OF OUR GENERAL OPERATING AND MARKETING PLAN.

         We intend to engage Tartan Marketing, Inc. to assist with the design of our restaurant-stores and with the creation and execution of a formal business plan. As we roll out our business plan, we will rely upon Tartan Marketing to assist in the development and execution of our operating and marketing plans to launch and grow the Smoky Market foodservice brand on a national scale. We expect to rely upon Tartan Marketing for development of internal and external operating system control and reporting, our human resource program, senior and executive level management recruitment and expansion strategy planning and implementation. If we are unable to sustain a long-term agreement with Tartan Marketing, or if this agency fails to fulfill its obligations under specific project agreements that are signed, our ability to generate revenue will be delayed or reduced, and we will incur substantial costs in obtaining the necessary services to execute the roll out for our restaurant-stores and kiosks.

         LABOR DISPUTES AFFECTING COMMON CARRIERS AND FOODSERVICE DISTRIBUTORS MAY HAMPER OUR ABILITY TO DELIVER OUR PRODUCT TO CUSTOMERS AND HARM OUR BUSINESS.

         We will be dependent upon UPS and other package delivery contractors and foodservice distributors to ship internet orders to customers and products to our foodservice concept outlets. Labor disputes involving package delivery contractors, or other events creating delays, unpredictability or lost increases in the express delivery market may significantly damage our shipping and delivery capability. This would increase our costs, likely cause us to fail to comply with delivery commitments to our customers, and eventually harm our ability to generate revenues.

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

         CHANGES IN GENERAL ECONOMIC AND POLITICAL CONDITIONS AFFECT CONSUMER SPENDING AND MAY HARM OUR REVENUES AND OPERATING RESULTS.

         Our country's economic condition affects our customers' levels of discretionary spending. A decrease in discretionary spending due to a recession or decreases in consumer confidence in the economy could affect the frequency with which our customers choose to purchase smoked-foods or dine out or the amount they spend on smoked-food or meals while dining out. This would likely decrease our revenues and operating results.

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

         Our directors, officers, and 5% stockholders and their affiliates control in excess of 63% of our outstanding shares of common stock and are expected to continue to control a majority of our outstanding common stock following any financing transactions projected for the foreseeable future. These directors, officers and affiliates effectively control all matters requiring approval by the stockholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, declarations of dividends and the election of directors. This concentration of ownership may also delay, defer, or prevent a change in control and otherwise prevent stockholders other than our affiliates from influencing our direction and future.

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

         THE MARKET PRICE FOR OUR COMMON STOCK IS VOLATILE AND MAY CHANGE DRAMATICALLY AT ANY TIME.

         The market price of our common stock, like that of the securities of other early-stage companies, is highly volatile. Our stock price may change dramatically as the result of announcements of our quarterly results, the rate of our expansion, significant litigation or other factors or events that would be expected to affect our business or financial condition, results of operations and other factors specific to our business and future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

         o intentional manipulation of our stock price by existing or future stockholders;
         o short selling of our common stock or related derivative securities;
         o a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares;
         o the interest, or lack of interest, of the market in our business sector, without regard to our financial condition or results of operations;
         o the adoption of governmental regulations and similar developments in the United States or abroad that may affect our ability to offer our products and services or affect our cost structure;
         o developments in the businesses of companies that purchase our products; or
         o economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

         None.

ITEM 2.  PROPERTIES.

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

         In January 2008, we entered into an agreement relating to the 29 East Main Cafe, located at 29 East Main Street, Los Gatos, California 95030. Under the terms of the purchase agreement, we acquired the existing leasehold improvements and equipment and assumed the existing lease for a total purchase price of $150,000. Under the terms of the lease, our monthly rent is $6,000 and increases 3.5% annually.

         Subject to the availability of capital, we intend to enter into leases for cold storage and warehouse fulfillment of our internet orders and for additional office space in northern California and in Georgia.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not engaged in any legal proceedings, nor are we aware of any pending or threatened legal proceedings that, singly or in the aggregate, would reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE

         The table below sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated. Our common stock is quoted on the OTC Bulletin Board under the symbol SMKY.

                                                       HIGH              LOW
         FISCAL YEAR ENDED DECEMBER 31, 2008
            Quarter ended December 31, 2008            $0.07            $0.03
            Quarter ended September 30, 2008           $0.15            $0.04
            Quarter ended June 30, 2008                $0.36            $0.02
            Quarter ended March 31, 2008               $0.65            $0.16

         FISCAL YEAR ENDED DECEMBER 31, 2007
            Quarter ended December 31, 2007            $0.98            $0.25
            Quarter ended September 30, 2007           $1.10            $0.07
            Quarter ended June 30, 2007                 N/A              N/A
            Quarter ended March 31, 2007                N/A              N/A

         The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Our common stock began quotation on the OTC Bulletin Board on September 11, 2007.

OUTSTANDING SHARES AND NUMBER OF STOCKHOLDERS

         As of March 31, 2009, there were 70,850,820 shares of common stock issued and outstanding, which were held by approximately 107 holders of record and no shares of preferred stock outstanding.

DIVIDENDS

         We have never declared or paid dividends on any class of equity securities, and we currently intend to retain any future earnings for use in our business and do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the company are authorized for issuance as of December 31, 2008:


              PLAN CATEGORY
              -------------                                                                   NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                             NUMBER OF SECURITIES                            FUTURE ISSUANCE UNDER
                                              TO BE ISSUED UPON       WEIGHTED-AVERAGE        EQUITY COMPENSATION
                                                 EXERCISE OF          EXERCISE PRICE OF         PLANS (EXCLUDING
                                            OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
                                             WARRANTS AND RIGHTS     WARRANTS AND RIGHTS           COLUMN (a))
                                             -------------------     --------------------          -----------
                                                     (a)                     (b)                        (c)
Equity compensation plans approved by
security holders                                  1,887,500                 $0.10                    817,500
Equity compensation plans not approved
by security holders                                  N/A                     N/A                        N/A

                                    TOTAL         1,887,500                  0.10                    817,500

RECENT SALES OF UNREGISTERED SECURITIES

         Other than transactions previously reported and except as set forth in the following paragraphs, there were no securities sold during the year ended December 31, 2008 without being registered under the Securities Act.

         In October 2008, we offered and sold an aggregate of 40,000 shares of common stock to two unrelated service providers in exchange for financial services with a fair market value of $1,600 (or $.04 per share). The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) the investor, confirmed to us that the investor was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities;
(b) there was no public offering or general solicitation with respect to each offering; (c) the investor was provided with certain disclosure materials and all other information requested with respect to our company; (d) the investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

         In December 2008, (i) we offered and sold 40,000 shares of common stock to an individual service provider in exchange for employee benefit services with a fair market value of $1,600 (or $.04 per share); (ii) we offered and sold 30,000 shares of common stock to an individual in exchange for inventory supplies with a fair market value of $1,200 (or $.04 per share); (iii) we offered and sold 500,000 shares of common stock to an individual in exchange for services with a fair market value of $20,000 (or $.04 per share); (iv) we offered and sold to a service provider 300,000 shares of common stock in exchange for investor relations services with a fair market value of $12,000 (or $.04 per share); and (v) we offered and sold to an individual service provider 35,000 shares of common stock in exchange for investor relations services with a fair market value of $1,400 (or $.04 per share). The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) the investors, confirmed to us that the investor was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.

         Because we are a smaller reporting company, we are not required to provide the information called for by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto. This section may include projections and other forward-looking statements regarding management's expectations regarding our performance. You should not place undue reliance on such projections and forward looking statements, and, when considering such projections and forward-looking statements, you should keep in mind the risk factors noted throughout this prospectus. You should also keep in mind that all projections and forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. See "Item 1A. Risk Factors."

OVERVIEW

         We use USDA-approved, custom-engineered, proprietary wood-burning oven technology to produce a complete line of Smoke-BakedTM meat and fish. We plan to sell smoked foods through the development of a national chain of stand-alone Smoky Market restaurant-stores and numerous self-contained kiosks that operate inside qualified high-traffic venues such as shopping malls, sports arenas, college campuses, corporate dining areas and airports. We plan to produce principal menu items in bulk at a centralized location. We expect to be able to deliver food of consistent size, taste and quality without the need to construct expensive on-site ovens or to train skilled cooks to handle raw product at numerous locations. We believe this will permit our development of a national chain operation while keeping our in-store costs down.

         Assuming that we are successful in expanding our retail operations into all regions of the U.S., we plan to begin directly marketing and selling our smoke-baked products on the internet. In addition to offering customers at our Smoky Market restaurant-stores access to on-line ordering for gifts and event catering, we plan to create marketing operations with selected e-commerce affiliates that are large internet retail companies with substantial numbers of customer visits and certain consumer goods organizations such as the RV industry.

         We have developed the core smoked-meat recipes for our proposed business, entered into an agreement with a commercial meat processor at which we have placed a proprietary oven capable of producing approximately 100,000 pounds of smoked meat per month, tested the re-heating process for our menu items and completed concept designs for our proposed restaurant-stores and kiosks. We do not yet have any restaurant-stores or kiosks in service, but we successfully tested the applications for preparation of our food products in a restaurant located in Los Gatos, California for three months from October through December 2006. We have acquired the assets and leasehold rights of this Los Gatos restaurant and are remodeling the site into a prototype Smoky Market restaurant-store with expected completion in the summer of 2009. Beginning in 2010, and assuming the availability of capital, we plan to open additional stores in the Western region toward our goal of opening three restaurant-stores in each of our five regional operating territories during 2010. We also have built our prototype kiosk for installation into a mall located in Southern California, which is expected to be installed during the summer of 2009. We expect this plan for development will enable us to maximize the operating and financial efficiencies of our production capacity.

         We have generated net losses in each fiscal year since our inception. Our current focus is on generating sales of food products under the Smoky Market(R) brand principally through company-owned restaurant-stores & kiosks, and in time, through internet sales. As discussed in "Liquidity and Capital Resources" below, we estimate that we will need approximately $1.5 million of financing to commence our business plan and begin to generate revenue, with expected capital expenditures of approximately $900,000 to complete the build-out of our restaurant-store, kiosks, and brand development costs related to marketing and collateral materials, and internet operations during the remainder of 2009.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2008, we had cash and cash equivalents of $282 and a working capital deficit of $716,046, as compared to cash and cash equivalents of $16,235 and a working capital deficit of $507,199 as of December 31, 2007. Given the working capital deficit, we need additional cash in order to continue our limited day-to-day operations in the immediate term. To finance the launch of our foodservice concept operations, we will be required to raise additional capital, which we expect to raise through the issuance of debt, equity securities and/or warrants during the second quarter of 2009. We believe that a minimum of approximately $1.5 million of financing would be required to commence our business plan and begin to generate revenue. We believe that a minimum of $3.5 million of additional financing would be required in order to execute the initial expansion phase of our business plan.

         Expected capital expenditures during the remainder of 2009 include principally the completion of our Los Gatos restaurant-store at an approximate cost of $200,000, the completion payment and installation of our prototype kiosk for placement inside a high-traffic mall venue at a cost of $75,000, a minimum of four additional kiosks at a cost of $425,000, and brand development costs related to marketing and collateral materials, and internet operations of approximately $200,000. Depending upon the level of capital available, we plan to open additional stores in the Western region toward our goal of opening three stores in each of our five regional operating territories.

         In addition, if our initial expansion plans are successful, we may need to make investments in additional production capacity; this will likely require the purchase of an existing food processing facility (possibly with a leaseback arrangement with the operator) in order that we may add additional space, ovens and/or buildings. We expect that this would require approximately $5.5 million in cash including acquisition of the property and the building additions. We would expect to be able to fund a significant portion of such purchase price with secured debt, but would be required to raise capital through the issuance of equity securities for at least twenty-five percent, and possibly a larger percentage, of the purchase price.

         We do not presently have any binding commitments to provide financing. We are in discussions with various potential investors, brokers, agents, finders and others regarding private financings. In light of our absence of revenue and the early stage of development of our business plan, it is uncertain that we will be able to raise significant capital through the sale of our debt or equity securities, and it is unlikely that we would qualify for commercial debt financing. If we are unable to obtain additional equity financing, we will be forced to significantly curtail our operations and proposed expansion, and our ability to continue as a going concern will be uncertain.

RESULTS OF OPERATIONS

         Our revenues from operations decreased while our operating expenses increased in 2008. The revenue decrease was due primarily to a decrease in products sold between 2007 and 2008. The operating expense increase was due to increases in rent and stock-based compensation in the payment of salaries, professional services, and financing activities, as summarized and discussed below. Also, our working capital deficiency increased from 2007 to 2008 as summarized and discussed below.

         REVENUES AND EXPENSES. Our operating results for the years ended December 31, 2007 and 2008 are summarized as follows:

                                                FOR THE YEARS ENDED
                                       DECEMBER 31, 2008  DECEMBER 31, 2007
                                       -----------------  -----------------
REVENUE                                   $       287        $     6,947
COST OF GOODS SOLD                                 --        $    12,425
GROSS PROFIT (LOSS)                       $       287        $    (5,478)
OPERATING EXPENSES
    SALARIES, WAGES & BENEFITS            $   283,603        $   359,122
    MARKETING                             $    87,355        $   116,296
    RENT                                  $   107,853        $    41,046
    PROFESSIONAL FEES                     $   102,390        $   158,483
    DEPRECIATION/AMORTIZATION             $    38,405        $    41,072
    STOCK BASED COMPENSATION
      SALARIES, WAGES & BENEFITS          $   119,780        $   189,369
      PROFESSIONAL                        $ 1,818,983        $   159,900
      FINANCING                           $   617,292        $   645,175
    OTHER                                 $   155,155        $   212,163
OPERATING LOSS                            $(3,330,529)       $(1,928,104)
OTHER EXPENSE - NET                       $   (12,601)       $   (55,693)
NET (LOSS)                                $(3,343,130)       $(1,983,797)

         Revenues decreased by $6,660 from $6,947 in 2007 to $287 in 2008, while operating expenses increased by $1,408,190 from $1,922,626 in 2007 to $3,330,816 in 2008. As a result, our operating loss increased by $1,402,425, from $1,928,104 in 2007 to $3,330,529 in 2008.

         The increase in operating expenses was due primarily to increases in rent and stock-based compensation. Our rent expense increased by $66,807, from $41,046 in 2007 to $107,853 in 2008. The increase in rent is primarily due to our acquisition of the lease of a restaurant location in Los Gatos, California. Under the terms of the lease, our monthly rent is $6,000.

         Stock-based compensation in the category of professional services increased by $1,659,083 from $159,900 in 2007 to $1,818,983 in 2008 and stock-based compensation in the category of financing activities decreased by $27,883, from $645,175 in 2007 to $617,292 in 2008, while stock-based compensation in the category of salaries, wages and benefits decreased by $69,589 from $189,369 in 2007 to $119,780 in 2008. Overall, stock-based compensation expense increased by $1,561,611, from $994,444 in 2007 to $2,556,055 in 2008. The overall increase in stock-based compensation expense is due to the Company exchanging stock for services as cash balances needed to be preserved for the current recessionary economy. In addition, our marketing expenses decreased to $87,355 in 2008 from $116,296 in 2007.

         In the opinion of our management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

         WORKING CAPITAL. Our working capital for the years ended December 31, 2007 and 2008 is summarized in the table below. For the categories of current assets and current liabilities, the line items included in the table below represent selected components of each category that are material to an understanding of our working capital deficiency. For a complete listing of all components of each category please refer to the financial statements accompanying this Report.

                                                 FOR THE YEARS ENDED
                                         DECEMBER 31, 2008  DECEMBER 31, 2007
                                         -----------------  -----------------
CURRENT ASSETS
    Cash                                     $     282         $  16,235
    Inventory                                $  22,126         $   4,250
    Total Current Assets                     $  22,558         $  20,485

CURRENT LIABILITIES
    Accounts payable                         $ 256,884         $ 202,206
    Accrued payroll costs                    $ 264,771         $ 191,728
    Short-term advance                       $  75,000         $  40,000
    Bank overdraft                           $  39,353                --
    Total Current Liabilities                $ 738,604         $ 527,684

WORKING CAPITAL DEFICIENCY                   $(716,046)        $(507,199)

         Our working capital deficiency increased by $208,847, from $507,199 in 2007 to $716,046 in 2008. The increase in our working capital deficiency was primarily due to (i) an increase in our accounts payable of $54,678, from $202,206 on 2007 to $256,884 in 2008, (ii) an increase in our accrued payroll costs of $73,043, from $191,728 in 2007 to $264,771 in 2008, (iii) an increase in short-term advances of $35,000, from $40,000 in 2007 to $75,000 in 2008, and
(iv) a bank overdraft of $39,353 in 2008. These increases are due primarily to the Company's challenged operating results and insufficient capitalization.

         CASH FLOWS. Our cash flows for the years ended December 31, 2007 and 2008 are summarized as follows:

                                                       FOR THE YEARS ENDED
                                           DECEMBER 31, 2008  DECEMBER 31, 2007
                                           ----------------- ------------------
NET CASH USED IN OPERATING ACTIVITIES          $(535,630)       $(655,458)
NET CASH USED BY INVESTING ACTIVITIES          $(208,092)       $ (67,520)
CASH PROVIDED BY FINANCING ACTIVITIES          $ 727,768        $ 631,093
NET DECREASE IN CASH                           $ (15,954)       $ (91,885)

CASH, BEGINNING OF PERIOD                      $  16,235        $ 108,120
CASH, END OF PERIOD                            $     282        $  16,235

         We utilized less cash in our operating activities in 2008, from $655,458 in 2007 to $535,629 in 2008, primarily due to more use of stock-based financing and compensation and the increase in compensation accrued but unpaid to employees. We used more cash in our investing activities, from $67,520 in 2007 to $208,092 in 2008, primarily due to the purchase of restaurant leasehold improvements and equipment. We were able to generate more cash from financing activities, from $631,093 in 2007 to $727,768 in 2008, primarily due to proceeds from the sale of a $500,000 promissory note.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to long-lived assets, share-based compensation, revenue recognition, overhead allocation, allowance for doubtful accounts, inventory, and deferred income tax. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Changes to these judgments and estimates could adversely affect the Company's future results of operations and cash flows.

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. As of December 31, 2008, management believes that there is no impairment of long-lived assets.

         REVENUE RECOGNITION

         As of December 31, 2008, the Company was still in the development stage. As such, the only revenue consisted of minimal amounts of ecommerce sales. Such sales are recognized at the time of shipment.

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

         INCOME TAXES

         The Company provides for income taxes under Statement of Financial Accounting Standards Number 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company utilizing the loss carry-forward.

OFF-BALANCE SHEET ARRANGEMENTS

         We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Because we are a smaller reporting company, we are not required to provide the information called for by this item.

ITEM 8.  FINANCIAL STATEMENTS.

         Our financial statements and associated notes are set forth following the signature page beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The information required by this Item was previously reported.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

         Disclosure Controls and Procedures
         ----------------------------------

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

         Internal Controls
         -----------------

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that the records of the Company accurately and fairly reflect the transactions and dispositions of the Company's assets; assets are safeguarded against loss from unauthorized use or disposition; and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with United States generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Our management's finding of ineffective internal control over financial reporting results primarily from the fact that the Company has only two full time employees, which is not a sufficient number to implement industry-standard internal controls. Subject to the Company's ability to obtain financing and hire additional employees, the Company expects to be able to design and implement effective internal controls in the near future.

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

         Changes in Internal Controls
         ----------------------------

         During the last fiscal quarter ended December 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

         None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         Certain information regarding our executive officers and directors is set forth below. Our executive officers are appointed by, and continue to serve at the will of, our board of directors. Our directors are elected or appointed for terms that continue, absent resignation, death or removal by our stockholders, until the later of the next annual meeting of stockholders or until a replacement is duly appointed or elected and qualified. Among our officers, Edward C. Feintech devotes substantially all of his time to our business, Shane A. Campbell devotes approximately 10% of his time to our business, and Dennis Harrison currently devotes less than 5% of his time to our business. Although Edward C. Feintech and Shane A. Campbell are still affiliated with Smoky Systems, LLC, in management capacities, because Smoky Systems has no current operations, neither devotes any significant amount of time to the business of Smoky Systems.

NAME                       AGE     POSITION
----                       ---     --------

Edward C. Feintech         61      Founder, Promoter, President, Chief Executive
                                   Officer and Chairman of the Board
Scott L. Bargfrede         51      Director
Shane A. Campbell          50      Director and Chief Financial Officer*
Dennis A. Harrison         60      Chief Information Officer*

* Such officer is not a full time employee of our company.

         EDWARD C. FEINTECH has been the Chairman of our Board of Directors, and our President and Chief Executive Officer since our incorporation in April 2006. Mr. Feintech operated full-service barbecue restaurants and tested quick-service barbecue operations in Des Moines, Iowa (1977-1984) before closing his enterprise and moving on toward development of our custom-engineered, USDA-approved wood-burning oven system technology. Since organizing Smoky Systems, LLC, in December 2000, Mr. Feintech has been its manager and directed the development phase of the intellectual property that we license from Smoky Systems.

         SCOTT L. BARGFREDE has served as a director of our company since May 2006. Mr. Bargfrede has been the President and CEO of First American Bank in Webster City, Iowa since October 18, 1999. First American Bank is our primary bank. Mr. Bargfrede graduated from the University of Minnesota in 1979 with a Bachelor of Arts degree in Ag-Business Finance and in 1992, he graduated from the University of Wisconsin Graduate School of Banking.

         SHANE A. CAMPBELL has been our Chief Financial Officer (acting as a consultant) since our incorporation in April 2006. Mr. Campbell has served as a business advisor to numerous small and medium sized businesses over his twenty-two years of public and private practice. From April 2004 though the present, Mr. Campbell has functioned as the chief financial officer of Smoky Systems, LLC, and other small companies as chief financial officer on a consultant contract basis consultant contractor. Mr. Campbell worked from January 2001 to April 2004 as chief financial officer for MarketLive, Inc. (previously Multimedia Live, Inc.), an e-commerce software company located in Petaluma, California. Prior to that time, from January 1990 through January 2002, Mr. Campbell was an employee and then a partner at Jones, Schiller & Company, LLC, an accounting firm located in San Francisco. Mr. Campbell earned a Bachelor of Science degree from California State University, Chico in December 1981.

         DENNIS A. HARRISON, PHD, has been our Chief Information Officer (acting as a consultant) since our inception in April 2006; however, he is expected to become a full-time employee when and as our financial situation permits. Since January 2000, Dr. Harrison has held senior level management positions as vice president of business development for CSF-Telequest from 2000 to 2003, vice president of business development for CallTech Communications from April 2003 to April 2004, and vice president of business development for Effective Teleservices from April 2004 to present. Dr. Harrison received a Bachelor of Arts degree in Philosophy & Classical Languages from the Seminary of St. Pius X, an affiliate of Catholic University, a Master of Arts degree in Counseling from Loyola College, and a Doctor of Philosophy degree in Human Development from the University of Maryland.

AUDIT COMMITTEE

         Our entire board of directors presently serves as our audit committee. None of the members of the audit committee satisfy the independence requirements applicable to audit committees of listed companies. In addition, the board of directors has determined that the audit committee does not have a member qualifying as an audit committee financial expert, as defined in Item 401(d)(5) of Regulation S-K. To save limited capital over the last several years, we have chosen not to expand the size of our Board of Directors or to offer cash compensation to our directors. The absence of cash compensation makes recruiting persons who are not otherwise interested in our company more difficult. For these reasons, we do not have on our board of directors a person who would qualify as an audit committee financial expert.

         We do not presently have a standing nominating committee or compensation committee, and we do not have a nominating committee charter or a compensation committee charter.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's officers and directors to file reports concerning their ownership of Common Shares with the SEC and to furnish the Company with copies of such reports. Based solely upon the Company's review of the reports required by Section 16 and amendments thereto furnished to the Company, the Company believes that all reports required to be filed pursuant to Section 16(a) of the Exchange Act during 2008, were filed with the SEC on a timely basis except as follows: (a) Form 4 for Daniel Brune, a director, was due on September 11, 2007, but was filed on May 23, 2008
(b) Form 4 for Dennis Harrison, an officer, was due on April 2, 2008, but was filed on April 22, 2008; (c) Form 4 for Shane Campbell, an officer, was due on April 8, 2008, but was filed on April 22, 2008; (d) a Form 4 for Scott Bargfrede, a director, was due on May 20, 2008 but was filed on May 23, 2008; and (e) a Form 4 for Edward Feintech, an officer and director, was due on May 26, 2008, but was filed on June 17, 2008.

CODE OF ETHICS

         We have not adopted a code of ethics. Although we expect to adopt a code of ethics during 2009, we have not done so to date because we believe that, in light of our limited capital and operations, expending the resources on developing a formal code of ethics would not be in the best interest of shareholders. As we obtain the capital to establish a retail store and commence operations, we expect to begin developing more comprehensive policies and procedures appropriate to our size and stage.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table summarizes the compensation for the fiscal years ended December 31, 2007 and December 31, 2008 paid or accrued by us to or on behalf of our Chief Executive Officer, as well as our two most highly compensated executive officers, if any, whose aggregate compensation for fiscal years 2007 or 2008 exceeded $100,000 (collectively, the "Named Executive Officers").


          NAME AND              YEAR      SALARY     BONUS    STOCK       OPTION     NON-EQUITY   NONQUALIFIED     ALL       TOTAL
     PRINCIPAL POSITION                     ($)       ($)     AWARDS      AWARDS      INCENTIVE     DEFERRED      OTHER       ($)
                                                                ($)         ($)         PLAN      COMPENSATION COMPENSATION
                                                                                     COMPENSATION   EARNINGS       ($)
                                                                                         ($)          ($)

Edward C. Feintech, CEO,        2008      175,000     --        --          --           --            --           --       175,000
President and Director          2007      152,000     --    150,000(1)   30,983(2)       --            --           --       332,983


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

          (2) Value determined using the Black-Scholes option valuation model.
          The grant date for such options was May 31, 2007, and the options are exercisable during a seven year term at an exercise price of $0.10 per share, which was the fair market value of the stock on the date of grant. Assumptions used for the valuation model are set forth below:

              Expected Life                   7 years
              Risk-Free Interest Rate         4.7%
              Expected Volatility Factor      186%
              Weighted average fair market
              value of stock options
              granted                         0.099


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

         In addition, in May 2006, Mr. Feintech was issued 50,000 shares of common stock in exchange for the assignment of any intellectual property rights related to our business and granted an option to purchase 325,000 shares of common stock pursuant to our stock incentive plan at an exercise price of $0.10 at any time prior to May 13, 2013. The options vested 25% on May 31, 2007 and have continued to vest 1/48th each month thereafter until fully vested.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table provides information regarding equity awards held by the Named Executive Officers as of December 31, 2008:

                                         OPTION AWARDS                                               STOCK AWARDS
--------------- ----------------------------------------------------------------- --------------------------------------------------
     NAME        Number of    Number of      Equity       Option       Option      Number of     Market        Equity       Equity
                Securities    Securities    Incentive    Exercise    Expiration    Shares or    Value of     Incentive     Incentive
                Underlying    Underlying      Plan         Price        Date       Units of     Shares or   Plan Awards:     Plan
                Unexercised  Unexercised     Awards:        ($)                   Stock That    Units of     Number of      Awards:
                  Options      Options      Number of                              Have Not    Stock That     Unearned     Market or
                    (#)          (#)       Securities                               Vested      Have Not      Shares,       Payout
                Exercisable  Unexercisable Underlying                                 (#)        Vested       Units or     Value of
                                           Unexercised                                             ($)         Other       Unearned
                                            Unearned                                                        Rights That     Shares,
                                             Options                                                          Have Not     Units or
                                               (#)                                                             Vested       Other
                                                                                                                (#)         Rights
                                                                                                                           That Have
                                                                                                                          Not Vested
                                                                                                                              ($)
--------------- ------------ ------------- ------------ ------------ ------------ ------------ ------------ ------------- ----------
  Edward C.     209,896(1)    115,104(1)       N/A         $0.10       May 31,        N/A          N/A           N/A           N/A
  Feintech,                                                             2013
     CEO,
President and
   Director
--------------- ------------ ------------- ------------ ------------ ------------ ------------ ------------ ------------- ----------
                274,479(1)    150,521(1)      N/A         $0.10        May 31,        N/A          N/A           N/A           N/A
                                                                        2014
--------------- ------------ ------------- ------------ ------------ ------------ ------------ ------------ ------------- ----------

          (1) Options vested 25% on May 31, 2007 and 1/48th each month thereafter until fully vested.

COMPENSATION OF DIRECTORS

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

         No directors received any compensation, including option awards, for their service as directors for the Company, during the fiscal year ended December 31, 2008. Information with respect to the compensation of Edward C. Feintech, our Chief Executive Officer and President, is set forth in the tables above.

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

         Pursuant to his executive employment agreement dated May 10, 2007, Edward C. Feintech is entitled to receive, as severance and following execution of a release of liabilities in favor of the Company, (i) if the termination was by the Company without cause or by the employee with good reason (except in connection with a change of control), base salary and medical benefits (plus any pro-rated bonus for which he otherwise qualified) for a period of 12-months following the termination, or (ii) if the termination was by the Company without cause or by the employee with good reason and occurred 90 days prior to or within one year after a change of control, base salary and medical benefits for a period of 24 months and acceleration of the vesting of any stock options granted under the employment agreement. Mr. Feintech is not entitled to such severance benefits if the termination is either by the Company for cause, by Mr. Feintech without good reason, or after May 10, 2010. A change of control includes (a) any capital reorganization, reclassification of the capital stock of Company, consolidation or merger of Company with another corporation in which Company is not the survivor (other than a transaction effective solely for the purpose of changing the jurisdiction of incorporation of Company), (b) the sale, transfer or other disposition of all or substantially all of the Company's assets to another entity, and (c) the acquisition by a single person (or two or more persons acting as a group, as a group is defined for purposes of Section 13(d)(3) under the Exchange Act of 1934, as amended) of more than 40% of the outstanding shares of common stock of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company has no compensation committee or other board committee performing equivalent functions. Edward C. Feintech, an officer of the Company as well as chairman of the board of directors, participated in deliberations of the Company's board of directors concerning executive officer compensation during 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2009 and as adjusted to reflect the sale of the shares of our common stock offered hereby, by:

         o all persons known by us to beneficially own more than 5% of our common stock;
         o        each of our named executive officers;
         o        each of our directors; and
         o        all directors and executive officers as a group.

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


                                          AMOUNT AND NATURE OF
NAME OF EXECUTIVE OFFICER OR DIRECTOR       BENEFICIAL OWNER         PERCENT (1)
---------------------------------------   --------------------       -----------

Edward C. Feintech (includes Smoky
Systems, LLC)
Chairman, President and CEO                  42,561,481       (2)       59.60%

Scott L. Bargfrede, Director                   354,074        (3)          *

Shane A. Campbell, Director and CFO            271,875        (4)          *

All Officers and Directors as a Group
(4 persons)                                  43,869,721       (5)       63.95%

NAME OF 5% STOCKHOLDER
----------------------

Edward C. Feintech (includes Smoky
Systems, LLC)
1511 E 2nd St., Webster City, IA 50595       42,561,481       (2)       59.60%

_____________________
* Represents less than 1% of the outstanding shares of common stock.

(1) The percentages set forth above have been computed assuming the number of shares of common stock outstanding equals the sum of (a) 70,850,820, which is the number of shares of common stock actually outstanding on March 31, 2009, and
(b) shares of common stock subject to options, warrants, convertible notes and similar securities exercisable or convertible for common stock within 60 days of such date held by the person with respect to percentage is computed (but not by any other person).

(2) Includes, in addition to outstanding shares held by Mr. Feintech, 562,500 shares issuable upon exercise of non-statutory stock options. Also includes 40,095,730 shares of common stock held of record by Smoky Systems, LLC. Mr. Feintech, as manager of Smoky Systems, LLC, has voting and investment control over shares held by Smoky Systems, LLC.
(3) Includes 121,875 shares issuable upon the exercise of non-statutory stock options.
(4) Includes 121,875 shares issuable upon the exercise of non-statutory stock options.
(5) Includes 1,171,875 shares issuable upon the exercise of non-statutory stock options.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The information set forth above in Item 5 under "Securities Authorized for Issuance Under Equity Compensation Plans" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

ARRANGEMENTS WITH OFFICERS, DIRECTORS AND PROMOTERS

Set forth below is a description of certain transactions entered into since January 1, 2008, or presently contemplated, with any officer, director, affiliate or other related person:

Our directors have set the initial salary or consulting fee of certain of our officers as follows (in each case pending availability of capital):

                                                   BASE SALARY OR CONSULTING FEE
         NAME                                      PER ANNUM
         ----                                      ---------

         Edward C. Feintech, President & CEO       $175,000
         Shane Campbell, CFO                       $65,000*
         Dennis Harrison, CIO                      $105,000*

         *Currently serving as a part-time consultant; salary is not being paid.

         Certain officer, directors, promoter and affiliates purchased convertible notes, and received warrants, in our convertible note offering conducted between May 2006 and May 2007. The convertible notes and warrants were purchased on the same terms as offered to all participants in the offering. The principal amount of the convertible notes (all of which have been converted into common stock), and the number of warrants received in the offering by any participating officers, directors, promoters or affiliates are as follows:

----------------------------------- ----------------------- --------------------
                                    PRINCIPAL AMOUNT OF
NAME OF PERSON                      CONVERTIBLE NOTES       NUMBER OF WARRANTS
----------------------------------- ----------------------- --------------------
Edward C. Feintech, President,              $25,000              250,000
CEO and Chairman
----------------------------------- ----------------------- --------------------
Toni L. Adams, Secretary and
former Director of Operations               $40,000              400,000
----------------------------------- ----------------------- --------------------

Scott L. Bargfrede, Director                $15,000              150,000
----------------------------------- ----------------------- --------------------

MAJORITY STOCKHOLDER

Smoky Systems, LLC beneficially owns approximately 57% of our common stock as of March 31, 2009, and its manager is Edward C. Feintech, our President, CEO, the Chairman of our Board of Directors and a promoter. In addition, the following affiliates of our company own the following percentage of the outstanding equity interests of Smoky Systems:

----------------------------------- ------------------------
NAME OF PERSON                      EQUITY INTEREST
----------------------------------- ------------------------
Edward C. Feintech, President,                29.5%
CEO and Chairman
----------------------------------- ------------------------
Toni L. Adams, Secretary and                  4.83%
former Director of Operations
----------------------------------- ------------------------
Scott L. Bargfrede, Director                      *
----------------------------------- ------------------------
* Less than 1%

INDEPENDENCE OF BOARD OF DIRECTORS AND COMMITTEES

         Our Board of Directors currently consists of Edward C. Feintech, our Chairman and Chief Executive Officer, Scott L. Bargfrede, and Shane A. Campbell, our Chief Financial Officer. The Board of Directors has determined that Mr. Bargfrede is independent, using the standards of independence applicable to companies listed on the NASDAQ Stock Market. We do not presently have a standing audit committee, nominating committee, or compensation committee, and we do not have a charter for any such committees. Our entire Board of Directors performs the functions generally preformed by such committees. Mr. Bargfrede is independent using the standards of the NASDAQ Stock Market applicable to compensation and nominating committee but may not be independent for purposes of applicable audit committee standards because of the financial relationship disclosed below.

         Mr. Bargfrede has been the President and CEO of First American Bank in Webster City, Iowa since October 18, 1999. First American Bank is our company's primary bank.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         AUDIT FEES

         The Company's independent auditor for the year ended December 31, 2008 was Moore & Associates, Chartered ("Moore & Associates"). Moore & Associated also audited the financial statements for the year ended December 31, 2007 that are included in this Form 10-K. The Company's independent auditor for the year ended December 31, 2007 was Jaspers + Hall, PC ("Jaspers + Hall"). The aggregate fees for audit services totaled $9,000 for the fiscal year ended December 31, 2008 and $5,000 for the fiscal year ended December 31, 2007.

         AUDIT RELATED FEES

         The aggregate fees for professional services for assurance and other audit related services was $12,000 for the fiscal year ended December 31, 2008 and $3,000 for the fiscal year ended December 31, 2007.

         TAX FEES

         There were no fees paid to either Moore & Associates or Jaspers + Hall for tax related professional services for the year ended December 31, 2008 or the fiscal year ended December 31, 2007.

         ALL OTHER FEES

         Neither Moore & Associates nor Jaspers + Hall provided to the Company any other material services during the fiscal year ended December 31, 2008 or the fiscal year ended December 31, 2007.

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

                                                                                  INCORPORATED BY REFERENCE/FILED
 EXHIBIT NO.                              EXHIBIT                                           HEREWITH
--------------    ---------------------------------------------------------       --------------------------------
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

     4.2          2006 Stock Incentive Plan                                       Incorporated by reference to
                                                                                  Registration Statement on Form
                                                                                  10-SB filed on February 16,
                                                                                  2007, File No. 000-52158

     4.3          Form of Warrant (Bridge Financing)                              Incorporated by reference to the
                                                                                  Quarterly Report on Form 10-Q
                                                                                  filed on May 14, 2007, File No.
                                                                                  000-52158

    10.1          Exclusive License Agreement with Smoky Systems, LLC             Incorporated by reference to
                  (Amended and Restated)                                          Registration Statement on Form
                                                                                  10-SB filed on February 16, 2007,
                                                                                  File No. 000-52158

    10.2          Amended and Restated Processing Agreement with Mary             Incorporated by reference to
                  Ann's Specialty Foods, Inc. dated July 1, 2006                  Amendment No. 3 to Registration
                                                                                  Statement on Form SB-2 filed on
                                                                                  August 24, 2007, File No.
                                                                                  333-143008




                                                                                  INCORPORATED BY REFERENCE/FILED
 EXHIBIT NO.                              EXHIBIT                                           HEREWITH
--------------    ---------------------------------------------------------       --------------------------------
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

    10.6          Independent Contractor Agreement dated November 20,             Incorporated by reference to
                  2006 with Kenneth N. Hankin                                     Registration Statement on Form
                                                                                  10-SB filed on February 16, 2007,
                                                                                  File No. 000-52158

    10.7          Employment Agreement dated May 10, 2007 with Edward C.          Incorporated by reference to the
                  Feintech                                                        Quarterly Report on Form 10-Q
                                                                                  filed on May 14, 2007, File No.
                                                                                  000-52158

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

    10.9          Investment Agreement dated October 30, 2007 with                Incorporated by reference to the
                  Dutchess Private Equities Fund, Ltd.                            Current Report on 8-K/A filed on
                                                                                  November 6, 2007, File No.
                                                                                  000-52158

    10.10         Registration Rights Agreement dated October 30, 2007            Incorporated by reference to the
                  with Dutchess Private Equities Fund, Ltd.                       Current Report on 8-K/A filed on
                                                                                  November 6, 2007, File No.
                                                                                  000-52158

    10.11         Binding Term Sheet for Purchase Agreement dated                 Incorporated by reference to the
                  November 7, 2007 with Ron Barone                                Current Report on 8-K filed on
                                                                                  November 19, 2007, File No.
                                                                                  000-52158

    10.12         Consulting Agreement dated  May 1, 2008 with                    Incorporated by reference to the
                  International Monetary                                          Current Report on 8-K filed on May
                                                                                  8, 2008, File No. 000-52158



                                                                                  INCORPORATED BY REFERENCE/FILED
 EXHIBIT NO.                              EXHIBIT                                           HEREWITH
--------------    ---------------------------------------------------------       --------------------------------
    10.13         Promissory Note dated September 8, 2008                         Incorporated by reference to the
                                                                                  Current Report on 8-K filed on
                                                                                  September 10, 2008, File No.
                                                                                  000-52158

    10.14         Series 2008A Warrant dated September 8, 2008                    Incorporated by reference to the
                                                                                  Current Report on 8-K filed on
                                                                                  September 10, 2008, File No.
                                                                                  000-52158

    10.15         Note and Share Purchase Agreement dated January 27,             Incorporated by reference to the
                  2009 with 70 Limited LLC                                        Current Report on 8-K filed on
                                                                                  September 10, 2008, File No.
                                                                                  000-52158

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

    31.1          Rule 13a-14(a)/15d-14(a) Certification of Chief                 Filed herewith
                  Executive Officer

    31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief                 Filed herewith
                  Financial Officer

    32.1          Section 1350 Certification of Chief Executive Officer           Filed herewith

    32.2          Section 1350 Certification of Chief Financial Officer           Filed herewith


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SMOKY MARKET FOODS, INC.

                      By:   /s/ Eddie Feintech
                            --------------------------------------
                                Eddie Feintech
                                Chief Executive Officer

                   Date:    May 14, 2009
                            --------------------------------------


                   POWER OF ATTORNEY AND ADDITIONAL SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person, whose signature to this Form 10-K appears below, hereby constitutes and appoints Eddie Feintech as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this Form 10-K, and any and all instruments or documents filed as part of or in connection with this Form 10-K or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.


Signature                   Title                                    Date
---------                   -----                                    ----

/s/ Edward C. Feintech      Chief Executive Officer, President     May 14, 2009
-----------------------     and Chairman
Edward C. Feintech          (Principal Executive Officer)


/s/ Shane Campbell          Director, Chief Financial Officer      May 14, 2009
-----------------------     (Principal Financial and Accounting
Shane Campbell              Officer)


/s/ Scott L. Bargfrede      Director                               May 14, 2009
-----------------------
Scott L. Bargfrede

SMOKY MARKET FOODS, INC.
(a development stage company)


FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 (as restated)

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
------------------------
PCAOB REGISTERED


             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Smoky Market Foods, Inc.

We have audited the accompanying balance sheet of Smoky Market Foods, Inc. (A Development Stage Company) as of December 31, 2008 and restated December 31, 2007, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2008, restated December 31, 2007 and since inception on April 18, 2006 through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smoky Market Foods, Inc. (A Development Stage Company) as of December 31, 2008 and restated December 31, 2007 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2008, restated December 31, 2007 and since inception on April 18, 2006 through December 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has a net deficit in working capital of $716,046 and $507,199 as of December 31, 2008 and 2007 respectively, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates

Moore & Associates, Chartered
Las Vegas, Nevada
May 7, 2009



                6490 WEST DESERT INN RD, LAS VEGAS, NEVADA 89146
                       (702) 253-7499 FAX: (702)253-7501

                                     SMOKY MARKET FOODS, INC.
                                  (A Development Stage Company)

                                          Balance Sheets
                                          --------------


                                                                                    DECEMBER 31,
                                                                     DECEMBER 31,      2007
                                                                        2008         (RESTATED)
                                                                     -----------     -----------
ASSETS:
-------
Current Assets
    Cash                                                             $       282     $    16,235
    Inventory                                                             22,126           4,250
    Employee advances                                                        150              --
                                                                     -----------     -----------
    Total Current Assets                                                  22,558          20,485
                                                                     -----------     -----------
Property & Equipment, net of accumulated depreciation                    462,315         291,478
                                                                     -----------     -----------
Other Assets
    Intangible assets                                                     29,333          33,333
    Deposits                                                              11,333           8,483
                                                                     -----------     -----------
    Total Other Assets                                                    40,666          41,816
                                                                     -----------     -----------
    Total Assets                                                     $   525,539     $   353,779
                                                                     ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
-----------------------------------------------
Current Liabilities
    Accounts payable                                                 $   256,884     $   202,206
    Accounts payable - related parties                                    87,364          75,623
    Accrued payroll costs                                                264,771         191,728
    Short-term advance                                                    75,000          40,000
    Bank overdraft                                                        39,353              --
    Current maturities of capital lease obligations                       15,232          18,127
                                                                     -----------     -----------
    Total Current Liabilities                                            738,604         527,684

Long-term Liabilities
    Promissory note payable, less amortized discount                     491,975              --
    Capital lease obligatons, less current maturities                         --          12,835
                                                                     -----------     -----------
    Total Liabilities                                                  1,230,579         540,519
                                                                     -----------     -----------
Stockholders' Equity (Deficit)
    Preferred Stock, par value $.001, 10,000,000 shares
      authorized; no shares issued and outstanding                            --              --
    Common Stock, par value $.001, 200,000,000 shares authorized:
      issued and outstanding 67,422,820 and 54,812,824 at
      December 31, 2008 and 2007, respectively                            67,423          54,813
    Deferred Stock-Based Compensation                                   (108,542)     (1,044,574)
    Other paid-in capital                                              4,424,630       2,579,565
    Additional paid-in capital for warrants                              862,895         831,772
    Deficit accumulated during the development stage                  (5,951,446)     (2,608,316)
                                                                     -----------     -----------
    Total Stockholders' Equity (Deficit)                                (705,040)       (186,740)
                                                                     -----------     -----------
Total Liabilities and Stockholders' Equity (Deficit)                 $   525,539     $   353,779
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



                                     SMOKY MARKET FOODS, INC.
                                  (A Development Stage Company)

                                     Statements of Operations
                                     ------------------------



                                                       FOR THE YEARS ENDED
                                                  ----------------------------
                                                                                   APRIL 18, 2006
                                                                   DECEMBER 31,    (INCEPTION) TO
                                                  DECEMBER 31,         2007         DECEMBER 31,
                                                      2008          (RESTATED)          2008
                                                  ------------     ------------     ------------


Revenue                                           $        287     $      6,947     $     10,379
Cost of Goods Sold                                          --           12,425           15,302
                                                  ------------     ------------     ------------
Gross Profit (Loss)                                        287           (5,478)          (4,923)
                                                  ------------     ------------     ------------
Operating Expenses
  Salaries, Wages & Benefits - related parties         283,603          359,122          811,229
  Marketing                                             87,355          116,296          237,881
  Rent                                                 107,853           41,046          162,693
  Professional fees                                    102,390          158,483          369,141
  Depreciation/amortization                             38,405           41,072           98,532
  Stock based compensation - related parties
     Salaries, Wages & Benefits                        119,780          189,369          349,303
     Professional                                    1,818,983          159,900        2,102,633
     Financing                                         617,292          645,175        1,267,467
  Other                                                155,155          212,163          453,626
                                                  ------------     ------------     ------------
                                                     3,330,816        1,922,626        5,852,505
                                                  ------------     ------------     ------------
Operating Loss                                      (3,330,529)      (1,928,104)      (5,857,428)
                                                  ------------     ------------     ------------
Other Income (Expense)
  Interest Income                                           --              887              887
  Interest Expense                                     (12,601)         (56,580)         (94,905)
                                                  ------------     ------------     ------------
Other Expense - Net                                    (12,601)         (55,693)         (94,018)
                                                  ------------     ------------     ------------
Loss before Income Taxes                            (3,343,130)      (1,983,797)      (5,951,446)
Income Taxes                                                --               --               --
                                                  ------------     ------------     ------------
Net (Loss)                                        $ (3,343,130)    $ (1,983,797)    $ (5,951,446)
                                                  ============     ============     ============
Basic and Diluted
  (Loss) per Share:
          Basic and Diluted                       $     (0.058)    $     (0.043)
                                                  ============     ============

  Weighted Average
     Number of Shares                               57,665,296       46,388,636
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



                                                      SMOKY MARKET FOODS, INC.
                                                    (A Development Stage Company)

                                                 Statements of Stockholders' Deficit
                                                 -----------------------------------


                                                                                                          Accumulated
                                             Common Stock         Deferred       Other      Additional    During the
                                       ------------------------  Stock-Based    Paid-in      Paid-in      Development      Total
                                         Shares       Amount    Compensation    Capital      Capital        Stage        (Deficit)
                                       -----------  -----------  -----------   -----------  -----------   -----------   -----------

Balance, April 18, 2006 (Inception)             --  $        --  $        --   $        --  $        --   $        --   $        --

Common stock issued for:
License agreement with related party    40,000,000       40,000           --            --            --                     40,000
Officers/director compensation             300,000          300                     29,700            --           --        30,000
Current services                         1,300,000        1,300                    128,700            --           --       130,000
Stock options (1,425,000) issued to
  officers/directors                            --           --     (144,584)           --      144,584            --            --
Amortization of stock-based
  compensation                                                        13,679                                                 13,679
Net (Loss) for the period 4/18/06
  to 12/31/06                                   --           --           --            --           --      (624,519)     (624,519)
                                       -----------  -----------  -----------   -----------  -----------   -----------   -----------

Balance, December 31, 2006 (Restated)   41,600,000       41,600     (130,905)      158,400      144,584      (624,519)     (410,840)

Common stock issued for:
Cash                                       628,571          629           --       301,371           --            --       302,000
CEO compensation                         1,500,000        1,500                    148,500            --           --       150,000
Endorsement rights                         500,000          500      (50,000)       49,500           --            --            --
Current services                           525,000          525     (330,000)      341,975           --            --        12,500
Leasehold rights to pilot restaurant       228,571          229           --       119,771           --            --       120,000
Satisfaction of trade payables              10,173           10           --         1,566           --            --         1,576
Future store opening promotion           1,375,000        1,375     (623,750)      622,375           --            --            --
Stock options (425,000) issued to
  CEO as compensation                           --           --      (42,013)           --       42,013            --            --
Common stock conversion priveledges
  to debtholders                                --           --     (322,587)           --      322,587            --            --
Warrants issued to convertible
  debtholders                                   --           --     (322,588)           --      322,588            --
Conversion of convertible debt to
  common stock                           8,445,509        8,445           --       836,107           --            --       844,552
Amortization of stock-based
  compensation                                  --           --      777,269            --           --            --       777,269
Net (Loss) for the Year Ended
  December 31, 2007                             --           --           --            --           --    (1,983,797)   (1,983,797)
                                       -----------  -----------  -----------   -----------  -----------   -----------   -----------
Balance, December 31, 2007 (Restated)   54,812,824       54,813   (1,044,574)    2,579,565      831,772    (2,608,316)     (186,740)

Common stock issued for:
Cash                                     1,673,332        1,673           --       139,327           --            --       141,000
Services performed by the CIO              266,666          267           --        41,733           --            --        42,000
Future marketing services                3,000,000        3,000                    987,000            --           --       990,000
Exercise of stock options                   50,000           50        8,000        12,450           --            --        20,500
Current services                         7,253,332        7,253                    601,922            --           --       609,175
Conversion of short-term advance
  to common shares                         366,666          367           --        62,633           --            --        63,000
Warrants issued in conjunction with
  debt offerring                                --           --           --            --       31,123            --        31,123
Amortization of stock-based
  compensation                                  --           --      928,032            --           --            --       928,032
Net (Loss) for the Year Ended
  December 31, 2008                             --           --           --            --           --    (3,343,130)   (3,343,130)
                                       -----------  -----------  -----------   -----------  -----------   -----------   -----------

Balance, December 31, 2008              67,422,820  $    67,423  $  (108,542)  $ 4,424,630  $   862,895   $(5,951,446)  $  (705,040)
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



                                      SMOKY MARKET FOODS, INC.
                                   (A Development Stage Company)

                                      Statements of Cash Flows
                                      ------------------------


                                                           FOR THE YEARS ENDED
                                                        ---------------------------
                                                                                       APRIL 18, 2006
                                                                        DECEMBER 31,   (INCEPTION) TO
                                                        DECEMBER 31,       2007         DECEMBER 31,
                                                           2008          (RESTATED)        2008
                                                        -----------     -----------     -----------

Operating Activities
     Net (Loss)                                         $(3,343,130)    $(1,983,797)    $(5,951,446)
     Stock-based financing and compensation costs         2,555,909         984,871       3,717,183
     Depreciation and amortization                           38,405          41,072          98,532
     Accrued interest converted to common stock                  --          58,451
     Amortization of promissory note discount                 1,147              --           1,147
     Adjustments to reconcile net loss to cash used
     in operating activities:
       (Increase) decrease in accounts receivable                --           1,877              --
       (Increase) decrease in inventory                     (17,876)          9,444         (22,126)
       (Increase) decrease in employee advances                (150)             --            (150)
       Increase (decrease) in accounts payable              117,669          55,356         344,248
       Increase (decrease) in accrued payroll costs          73,043         191,728         264,771
       Increase (decrease) in bank overdraft                 39,353              --          39,353
       Increase (decrease) in accrued interest                   --          43,991              --
                                                        -----------     -----------     -----------

Net Cash (Used) by Operating Activities                    (535,630)       (655,458)     (1,450,037)
                                                        -----------     -----------     -----------

Investing Activities
     Purchase of property and equipment                    (205,242)        (61,720)       (373,132)
     Deposits and other asset purchases                      (2,850)         (5,800)        (11,333)
                                                        -----------     -----------     -----------

Net Cash (Used) by Investing Activities                    (208,092)        (67,520)       (384,465)
                                                        -----------     -----------     -----------

Financing Activities
     Proceeds from issuance of common stock                 153,500         302,000         455,500
     Proceeds from issuance of convertible notes                 --         302,500         786,100
     Proceeds from issuance of promissory notes             500,000              --         500,000
     Proceeds from (payments on) short term                  90,000          40,000         130,000
       advances - net
     Principal payments on capital lease obligations        (15,732)        (13,407)        (36,816)
                                                        -----------     -----------     -----------

Cash Provided by Financing Activities                       727,768         631,093       1,834,784
                                                        -----------     -----------     -----------

Net Increase (Decrease) in Cash                             (15,954)        (91,885)            282

Cash, Beginning of Period                                    16,235         108,120              --
                                                        -----------     -----------     -----------

Cash, End of Period                                     $       281     $    16,235     $       282
                                                        ===========     ===========     ===========

Supplemental Information:
     Interest Paid                                      $    12,601     $    12,977     $    36,454

     Income Taxes Paid                                  $        --     $        --     $        --

     Intangible Assets Acquired in Exchange
       for Common Stock                                 $        --     $    80,000     $   125,000

     Convertible Promissory Notes and Accrued
       Interest Exchanged for Common Stock              $        --     $   844,551     $   844,551

     Short-term Advances Exchanged for Common Stock     $    55,000     $        --     $    55,000


             The accompanying notes are an integral part of these financial statements.

                                                 F-6

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


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

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


ACCOUNTS RECEIVABLE

Management monitors the liquidity and creditworthiness of accounts receivable due from customers on an ongoing basis, considering industry and economic conditions and other factors. These factors form the basis for calculating and recording an allowance for doubtful accounts, which is an estimate of future credit losses. The Company writes off individual accounts receivable against the bad debt allowance when the Company determines a balance is uncollectible. Management has determined that the bad debt allowance is appropriately established at $-0- as of both December 31, 2008 and 2007.

INVENTORY

Inventory consists of Smoky Market food items and branded packaging. It is valued at the lower of cost or market using the average cost method. Inventory was as follows at December 31, 2008 and 2007:

                                                        2008           2007
                                                     -----------    -----------

Finished Goods                                       $        --    $        --
Raw Materials                                             22,126          4,250
                                                     -----------    -----------
                                                     $    22,126    $     4,250
                                                     ===========    ===========

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007



PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets' estimated economic lives, which range from 3 to 25 years. Property and equipment were as follows as of December 31, 2008 and 2007:

                                                      2008             2007
                                                  ------------     ------------

Processing Equipment                              $    104,771     $    104,771
Leasehold Improvements                                 250,361          125,000
Kiosks                                                  46,200               --
Operating Equipment                                     78,062           44,382
Office Equipment                                        29,112           29,112
Software                                                27,831           27,831
Transportation Equipment                                10,078           10,077
Smallwares                                               3,765            3,765
                                                  ------------     ------------
                                                       550,180          344,938
Accumulated depreciation                               (87,865)         (53,460)
                                                  ------------     ------------
                                                  $    462,315     $    291,478
                                                  ============     ============

Leasehold improvements are capitalized and amortized over the remaining term of the leased facility. The Company recorded $34,405 in depreciation expense relating to the assets above for both the years ended December 31, 2008 and 2007.

DEPOSITS

Deposits were as follows as of December 31, 2008 and 2007:

                                                     December 31,   December 31,
                                                         2008          2007
                                                     ------------  ------------
Security deposits at leased real estate facilities   $     10,500  $      2,500
Other                                                         833         5,983
                                                     ------------  ------------
                                                     $     11,333  $      8,483
                                                     ============  ============


BANK OVERDRAFT

Smoky Market Foods, Inc. was in a bank overdraft position with one of its main banking institutions as of December 31, 2008 in the amount of $39,353. The Company and the bank had not yet negotiated a settlement of this amount as of the report date.

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007



ADVANCES

As of December 31, 2008, the Company was indebted to two individuals for loans which are non-interest bearing, unsecured advances with no formal repayment terms. Repayment of the loans is expected within the next twelve months, so the debt has been classified as a current obligation.

FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value. The carrying value of the Company's capitalized leases approximated their fair value based on the current market conditions for similar debt instruments.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. As of December 31, 2008, management believes that there is no impairment of long-lived assets.

REVENUE RECOGNITION

As of December 31, the Company was still in the development stage. As such, the only revenue consisted of minimal amounts of ecommerce sales. Such sales are recognized at the time of shipment.

SHIPPING AND HANDLING

Shipping and handling charged to customers can vary depending on pricing strategies, market conditions, etc., and is not necessarily based on the recovery of cost. Accordingly, shipping and handling charges are recorded as a component of sales while the corresponding shipping and handling costs are reflected as a component of cost of goods sold.

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007



ADVERTISING COSTS

All advertising costs are charged to expense as incurred or the first time the advertising takes place, unless it is direct-response advertising that results in probable future economic benefits. Advertising expenses were $-0- for both the years ended December 31, 2008 and 2007.

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

INCOME TAXES

The Company follows Statement of Financial Accounting Standard No. 109 (SFAS No.
109), "Accounting for Income Taxes," for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007



Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Financial Accounting Standards Board has published FASB Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes", to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes", on the uncertainty in income taxes recognized in an enterprise's financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations. FIN No. 48 applies to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company has evaluated the effects of FIN No. 48 and found its adoption to not have a material impact on the financial statements.

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

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007



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

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007



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

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007



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

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007



In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007



NOTE 2.  GOING CONCERN

The Company's ability to continue as a going concern is contingent upon its ability to obtain debt and/or capital financing.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has experienced $5,951,446 in losses since inception which relate mainly to the Company's search for debt and equity financing necessary to carry out its business plan. Additionally, the Company has a net deficit in working capital of $716,046 and $507,199 at December 31, 2008 and 2007, respectively. The Company has had no material revenue generating operations since inception.

In an effort to recapitalize the Company, management has authorized the sale of $10,000,000 of Preferred Stock (see Note 9). However, there can be no assurances that the Company will find investors to purchase such preferred shares.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


NOTE 3.  NOTES PAYABLE

In September 2008, the Company received $500,000 from a trust in exchange for a $500,000 promissory note and 300,000 warrants to purchase the Company's common stock. The promissory note is non-interest bearing and is due on September 30, 2010. The warrants have an exercise price of $.15 per share and expire on the due date of the promissory note. The warrants were valued at $9,172 under the Black-Scholes method, are classified as a bond discount, and are therefore netted against the promissory note on the balance sheet. The discount is being amortized straight-line over the two-year life of the warrants. .

During 2007 and 2006, the Company raised $786,100 in exchange for convertible promissory notes. The notes accrued interest at an annual 9% rate and the combined principal and accrued interest were convertible to common stock at the price of $.10 per share. Each note included 10:1 warrant coverage, exercisable at $.25 per share, with expiration on September 30, 2008. The Company recognized $676,298 of additional costs for the combined Black-Scholes value of the warrants and beneficial conversion feature on the notes. These costs were charged to expense over the life of the notes, expiring on September 30, 2007, at which point all of the promissory notes were converted to common stock

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007



The Company incurred interest expense of $-0- and $43,603 with respect to these liabilities for the years ended December 31, 2008 and 2007, respectively.


NOTE 4.  CAPITAL LEASE OBLIGATIONS

The Company assumed multiple lease obligations in the transaction described in
Note 5. The leases have been capitalized and are reflected as liabilities on the balance sheet. Future lease obligations are as follows for the twelve months ending December 31:

                                                    December 31,   December 31,
                                                       2008             2007
                                                    ------------   ------------
Minimum lease payments for the years ended:
  2008                                              $         --   $     25,915
  2009                                                    16,527         14,321
  Following twelve months                                     --             --
                                                    ------------   ------------
  Total                                                   16,527         40,236
Amounts representing interest                              1,295          9,274
                                                    ------------   ------------
Present value of minimum lease payments                   15,232         30,962
Current portion                                           15,232         18,127
                                                    ------------   ------------
Long-term portion                                   $         --   $     12,835
                                                    ============   ============


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

Preferred Stock
---------------

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company's preferred stock at $.001 per share. Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. No preferred shares had been issued as of December 31, 2008 and 2007 - See Note 10.

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


Stock Transactions:
-------------------

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

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007



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

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007



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

In September 2008, an individual was granted 600,000 common shares at a fair market value of $.04 for financial services and investor relations.

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007



In September 2008, an individual was granted 130,000 common shares at a fair market value of $.04 for employee benefits.

In September 2008, an individual was granted 200,000 common shares at a fair market value of $.04 for financial services.

In September 2008, an individual was granted 60,000 common shares at a fair market value of $.04 for employee benefits.

In September 2008, an individual was granted 1,000,000 common shares at a fair market value of $.04 for financial services.

In September 2008, an individual was granted 75,000 shares at a fair market value of $.04 per share for financial services.

In October 2008, an individual was granted 35,000 common shares at a fair market value of $.04 per share for financial services.

In October 2008, an individual was granted 5,000 common shares at a fair market value of $.04 per share

In December 2008, an individual was granted 40,000 common shares at a fair market value of $.04 per share for employee benefit services.

In December 2008, an individual was granted 30,000 common shares at a fair market value of $.04 per share for inventory supplies.

In December 2008, an individual was granted 500,000 common shares at a fair market value of $.04 per share for financing consideration.

In December 2008, a corporation was granted 300,000 common shares at a fair market value of $.04 per share for investor relations services.

In December 2008, an individual was granted 35,000 common shares at a fair market value of $.04 per share for investor relations services.

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007



NOTE 6 - INCOME TAXES

At December 31, 2008 and 2007, the Company had federal net operating loss carryforward amounts of $5,516,280 and $2,173,151, which begins to expire in 2021.

The provision for income taxes consisted of the following components for the years ended December 31, 2008 and 2007:

                                                        2008           2007
                                                    ------------   ------------
Current
Federal                                             $         --   $         --
State                                                         --             --
Deferred                                                      --             --
                                                    ------------   ------------
                                                    $         --   $         --
                                                    ============   ============


Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2008 and 2007:

                                                        2008           2007
                                                    ------------   ------------
Deferred Tax Assets
Net operating loss carryforward                     $  5,516,250   $  2,173,151
Less valuation allowance                              (5,516,250)    (2,173,151)
                                                    ------------   ------------
Net deferred tax assets                             $         --   $         --
                                                    ============   ============


The valuation allowance for deferred tax assets as of December 31, 2008 and 2007 was $5,516,250 and $2,173,151, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2008 and 2007 and maintained a full valuation allowance.

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007



Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2008 and 2007:

                                                       2008            2007
                                                    ------------   ------------
Federal stautory rate                                     -35.0%         -35.0%
State taxes, net of federal benefit                         0.0%           0.0%
Change in valuation allowance                              35.0%          35.0%
                                                    ------------   ------------
Effective tax rate                                          0.0%           0.0%
                                                    ============   ============


NOTE 7.  RELATED PARTY TRANSACTIONS

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

Management assigned a nominal value of $40,000 to such assets in this related party transaction. The 40,000,000 shares were issued at the $.001 par value per share.

Subsequently in 2006, the Company purchased certain tangible assets from Smoky Systems in a bulk asset purchase. The purchase was consummated at Smoky Systems, LLC's net book value on such assets.

The transaction is summarized as follows:

Property and equipment acquired                          $      163,628
Less assumed capital leases                                      52,048
                                                         --------------
Net purchase price                                       $      111,580
                                                         ==============


As of December 31, 2008 the Company owed $87,364 to two related parties. Such debts were reflected as trade payables, which are non-interest bearing obligations with no formal repayment terms.

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


NOTE 8 - COMMITMENTS

OPERATING LEASE COMMITMENT
--------------------------

The Company is obligated under a long-term lease of restaurant property in Los Gatos, California through February 2013. Base monthly rent was $5,000 at December 31, 2008, with common area maintenance ("CAM") charges of $1,043. Future minimum lease payments, exclusive of CAM charges, are as follows for the years ending December 31:

              2009                   $    61,500
              2010                        63,345
              2011                        65,245
              2012                        67,203
              2013                        11,255
                                     -----------
             Total                   $   268,548
                                     ===========


EMPLOYMENT CONTRACT
-------------------

Effective May 1, 2007, the Company entered into a three-year employment contract with the chief executive officer. Terms of the agreement include annual compensation of $175,000, a potential 80% bonus, a stock award of 1,500,000 common shares, 425,000 options to purchase common stock at $.10 per share, and an additional contingent 1,000,000 shares assuming that certain operating performance metrics are achieved.

COMMON STOCK OPTION PLAN
------------------------

The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan. Information relating to options issued through December 31, 2008 under this plan is as follows:

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007

                                                                             Weighted
                                              Options and                     Average
                                              Stock Awards                     Option
                                                Available      Number of      Exercise
                                                for Grant        Shares         Price
                                                ----------     ----------    ----------
Outstanding as of April 18, 2006 (Inception)            --             --       --
  Shares reserved                                6,500,000             --
  Options granted                               (1,462,500)     1,462,500    $   0.10
  Options exercised                                     --             --       --
  Options canceled                                      --             --       --
                                                ----------     ----------
Outstanding as of December 31, 2006              5,037,500      1,462,500    $   0.10
  Shares reserved                                       --             --       --
  Options granted                                 (425,000)       425,000       --
  Stock awards granted                          (1,775,000)     1,775,000    n/a
  Options exercised                                     --             --       --
  Options canceled                                      --             --       --
                                                ----------     ----------
Outstanding as of December 31, 2007              2,837,500      3,662,500    $   0.10
  Shares reserved                                       --             --       --
  Options granted                                       --             --       --
  Stock awards granted                          (2,020,000)     2,020,000    n/a
  Options exercised                                     --             --       --
  Options canceled                                      --             --       --
                                                ----------     ----------
Outstanding as of December 31, 2008                817,500      5,682,500    $   0.10
                                                ==========     ==========


The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

                          Stock Options Outstanding
                  --------------------------------------------
                               Weighted-Average
                   Number of      Remaining       Weighted-
                    Options      Contractual       Average
Exercise Price    Outstanding   Life in Years   Exercise Price
--------------    -----------   -------------   --------------
     $0.10         1,887,500        4.58           $ 0.10


                   Stock Options Exercisable
                  ----------------------------
                   Number of      Weighted-
                    Options        Average
Exercise Price    Exercisable   Exercise Price
--------------    -----------   --------------
     $0.10         1,753,125       $ 0.10

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:


                          Stock Options Outstanding
                  --------------------------------------------
                               Weighted-Average
                   Number of      Remaining       Weighted-
                    Options      Contractual       Average
Exercise Price    Outstanding   Life in Years   Exercise Price
--------------    -----------   -------------   --------------
     $0.10         1,887,500        5.58           $ 0.10


                   Stock Options Exercisable
                  ----------------------------
                   Number of      Weighted-
                    Options        Average
Exercise Price    Exercisable   Exercise Price
--------------    -----------   --------------
     $0.10         1,456,250       $ 0.10


The assumptions used in computing fair value of options is as follows:

Expected stock price volatility                              186.0%
Risk-free interest rate                                        4.7%
Expected term (years)                                          7.00
Weigted-average fair value of stock options granted         $ 0.099

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


COMMON STOCK WARRANTS

The following is a summary of the status of all the Company's stock warrants as of December 31, 2008 and 2007 and changes during the years then ended:

                                                                       Weighted
                                                           Number      Average
                                                             of        Exercise
                                                          Warrants      Price
                                                         ----------   ----------
Oustanding, January 1, 2007                               4,836,000   $    0.25
  Granted                                                 3,025,000        0.25
  Exercised                                                      --          --
  Cancelled                                                      --          --
                                                         ----------   ----------
Ouststanding, December 31, 2007                           7,861,000        0.25
  Granted                                                   300,000        0.15
  Exercised                                                      --          --
  Cancelled                                              (7,861,000)       0.25
                                                         ----------   ----------
Ouststanding, December 31, 2008                             300,000   $    0.15
                                                         ==========   ==========
Warrants exercisable at December 31, 2007                 7,861,000   $    0.25
                                                         ==========   ==========
Warrants exercisable at December 31, 2008                   300,000   $    0.15
                                                         ==========   ==========

The following tables summarize information about stock warrants outstanding and exercisable at December 31, 2008:


                          Stock Warrants Outstanding
                  --------------------------------------------
                                   Average
                   Number of      Remaining       Weighted-
                   Warrants      Contractual       Average
Exercise Price    Outstanding   Life in Years   Exercise Price
--------------    -----------   -------------   --------------
     $0.15          300,000        113.80           $ 0.15


                   Stock Warrants Exercisable
                  ----------------------------
                   Number of      Weighted-
                   Warrants        Average
Exercise Price    Exercisable   Exercise Price
--------------    -----------   --------------
     $0.15          300,000        $ 0.15

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


The following tables summarize information about stock warrants outstanding and exercisable at December 31, 2007:


                          Stock Warrants Outstanding
                  --------------------------------------------
                                  Weighted-
                                   Average
                   Number of      Remaining       Weighted-
                   Warrants      Contractual       Average
Exercise Price    Outstanding   Life in Years   Exercise Price
--------------    -----------   -------------   --------------
     $0.25         7,861,000        108.82          $ 0.25


                   Stock Warrants Exercisable
                  ----------------------------
                   Number of      Weighted-
                   Warrants        Average
Exercise Price    Exercisable   Exercise Price
--------------    -----------   --------------
     $0.25         7,861,000        $ 0.25


NOTE 9 - PRIOR YEAR RESTATEMENT

The financial statement information prior to 2008 has been restated to correct for previous accounting errors, including unrecorded liabilities and the misapplication of FAS 123r - Accounting for Stock-Based Compensation. A summary of the changes to the previously issued balance sheet and income statement are as follows:

                                         SMOKY MARKET FOODS, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO FINANCIAL STATEMENTS
                                        DECEMBER 31, 2008 AND 2007

                                                          DECEMBER 31,
                                                             2007                            DECEMBER 31,
                                                       (AS PREVIOUSLY       PRIOR PERIOD        2007
                                                           REPORTED)         ADJUSTMENTS    (AS RESTATED)
                                                          -----------        -----------     -----------
ASSETS:
-------
Current Assets
     Cash                                                 $    16,235                        $    16,235
     Inventory                                                  4,250                              4,250
                                                          -----------                        -----------
     Total Current Assets                                      20,485                             20,485
                                                          -----------                        -----------
Property & Equipment, net of accumulated depreciation         166,478 (1)     125,000            291,478
                                                          -----------                        -----------
Other Assets
     Intangible assets                                        125,000 (2)     (91,667)            33,333
     Deposits                                                   8,483                              8,483
                                                          -----------                        -----------
     Total Other Assets                                       133,483                             41,816
                                                          -----------                        -----------
     Total Assets                                         $   320,446                        $   353,779
                                                          ===========                        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
-----------------------------------------------
Current Liabilities
     Accounts payable                                     $   264,548 (3)     (62,342)       $   202,206
     Accounts payable - related parties                            -- (4)      75,623             75,623
     Accrued payroll costs                                         -- (5)     191,728            191,728
     Short-term advance                                        40,000                             40,000
     Current maturities of capital lease obligations           18,127                             18,127
                                                          -----------                        -----------
     Total Current Liabilities                                322,675                            527,684
Long-term Liabilities
     Capital lease obligatons, less current maturities         12,835                             12,835
                                                          -----------                        -----------
     Total Liabilities                                        335,510                            540,519
                                                          -----------                        -----------
Stockholders' Equity (Deficit)
     Common Stock, par value $.001, 200,000,000 shares         54,813                             54,813
     Deferred Stock-Based Compensation                     (1,096,973)(6)      52,398         (1,044,575)
     Other paid-in capital                                  2,437,816 (7)     141,749          2,579,565
     Additional paid-in capital for warrants                  693,106 (8)     138,666            831,772
     Deficit accumulated during the development stage      (2,103,826)(9)    (504,489)        (2,608,315)
                                                          -----------                        -----------
     Total Stockholders' Equity (Deficit)                     (15,064)                          (186,740)
                                                          -----------                        -----------
Total Liabilities and Stockholders' Equity (Deficit)      $   320,446                        $   353,779
                                                          ===========                        ===========


RESTATEMENT EXPLANATIONS
------------------------

(1)   $85,000 was reclassified from intangible assets and an additional $40,000 was recorded in the restatement of stock based consideration exchanged for intangible leasehold rights.

(2)   A reduction of $85,000 was made to reclass leasehold rights to property and equipment.
      Additionally, $6,667 of an intangible license was amortized.

(3)   $106,250 in previously unrecorded liabilities are reflected, less $75,623 in related party accounts payable, which have been reclassified and reported separately on the line below.

(4)   $75,623 in related party accounts payable have been reclassified in order to present such debt separately on the balance sheet.

(5)   $98,758 in additional payroll related costs were discovered and recorded as a liability as of
      Decembrer 31, 2007.

(6)
(7) &
(8)   These adjustments relate to corrections in the application of FAS 123r Accounting for Stock-based
      Compensation.

(9)   The accumulated deficit increased $504,489 due to $98,758 in additional payroll costs, $106,250 in additional vendor payables, $6,667 in amortization of license amortization and $292,814 in adjustments related to the application of FAS 123r.




                                             SMOKY MARKET FOODS, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                           NOTES TO FINANCIAL STATEMENTS
                                            DECEMBER 31, 2008 AND 2007


                                                          DECEMBER 31,
                                                             2007                            DECEMBER 31,
                                                       (AS PREVIOUSLY       PRIOR PERIOD        2007
                                                           REPORTED)         ADJUSTMENTS    (AS RESTATED)
                                                          -----------        -----------     -----------

Revenue                                                   $     6,947                        $     6,947
Cost of Goods Sold                                             12,425                             12,425
                                                          -----------        -----------     -----------
Gross Profit (Loss)                                            (5,478)                --          (5,478)
                                                          -----------        -----------     -----------
Operating Expenses
      Salaries, Wages & Benefits                              260,364 (1)         98,758         359,122
      Marketing                                               116,296                            116,296
      Rent                                                     41,046                             41,046
      Professional fees                                       103,483 (2)         55,000         158,483
      Depreciation/amortization                                34,405 (3)          6,667          41,072
      Stock based compensation                                     --
        Salaries, Wages & Benefits                            180,950 (4)          8,419         189,369
        Professional                                          191,650 (4)        (31,750)        159,900
        Financing                                             394,555 (4)        250,620         645,175
      Other                                                   212,163                            212,163
                                                          -----------        -----------     -----------
                                                            1,534,912            387,714       1,922,626
                                                          -----------        -----------     -----------
Operating Loss                                             (1,540,390)          (387,714)     (1,928,104)
                                                          -----------        -----------     -----------
Other Income (Expense)
      Interest Income                                             887                887             887
      Interest Expense                                         56,580            (56,580)        (56,580)
                                                          -----------        -----------     -----------
Other Expense - Net                                            57,467            (55,693)        (55,693)
                                                          -----------        -----------     -----------
Net (Loss)                                                $(1,482,923)       $  (443,407)    $(1,983,797)
                                                          ===========        ===========     ===========
(Loss) per Share - basic and diluted                      $    (0.032)       $    (0.010)    $    (0.043)
                                                          ===========        ===========     ===========

RESTATEMENT EXPLANATIONS
------------------------

(1)   $98,758 in additional payroll related costs were discovered and recorded as a liability as of
      Decembrer 31, 2007.

(2)   $55,000 in additional unrecorded professional fees were discovered and recorded as liabilities at
      December 31, 2007.

(3)   Represents amortization of intangible license rights not previously recorded.

(4)   Adjustments made to correct FAS 123r calculations relating to stock-based compensation given to employees, vendors, creditors and shareholders.


                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


NOTE 10.  SUBSEQUENT EVENTS

The Company retains the services of a consultant (the "Consultant") who is assisting the company in obtaining debt or equity financing and other corporate finance initiatives. The Consultant was granted 1,250,000 common shares and $25,000 as compensation under the terms of the first agreement, and another 1,000,000 common shares and $25,000 for 2008. The fair value of such shares was reflected as an operating cost in the statement of operations.

In the first quarter of 2009, management authorized the sale of up to $10,000,000 in 10% Convertible Redeemable Preferred Stock ("2009 Preferred Stock"). Each share of 2009 Preferred stock includes a 2009A Warrant to purchase 25,000 shares of common stock. The 2009 Preferred Stock carries a 10% cumulative dividend and a liquidation preference equal to the purchase price plus unpaid accrued interest. The Company has authorized 500 shares to be issued at $20,000 per share. Each share is convertible at the option of the holder after March 31, 2012 into a number of shares of Common Stock that has a calculated market value of five times the liquidation preference investment, or after April 1, 2014 with the number of shares of Common Stock calculated at a market value of ten times the liquidation preference. If not converted into Common Stock, the 2009 Preferred Stock is redeemable at a redemption price equal to the Liquidation Preference at the option of the Company any time following March 31, 2012 with 30-days advanced written notice.

In the first quarter of 2009, the Company issued 103,000 common shares to an individual for financing services. The Company also borrowed $100,000 in the first quarter of 2009 in exchange for a 10% promissory note due in June 2010 and 3,000,000 common shares.

The Company also issued a combined 325,000 common shares in the first quarter of 2009 in connection with the receipt of multiple short-term cash advances from multiple individuals which aggregated $16,250.