Form 10-Q
period 2009-03-31
SMOKY MARKET FOODS INC
filed 2009-05-20
CIK 1370544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended MARCH 31, 2009

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ TO _________________

Commission file number: 000-52158

                            SMOKY MARKET FOODS, INC.
             _______________________________________________________
             (Exact name of registrant as specified in its charter)

            NEVADA                                      20-4748589
_________________________________          ____________________________________
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

                                 804 ESTATES DR.
                                    SUITE 100
                                 APTOS, CA 95003
         _____________________________________________________________
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (866) 851-7787


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         |X| Yes |_| No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                              |_|  Yes   |_|  No

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b02 of the Exchange Act. (Check one):

     Large accelerated filer  |_|             Accelerated filer  |_|
     Non-accelerated filer  |_|               Smaller reporting company  |X|

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of theExchange Act):                        |_| Yes |X| No

         AS OF MARCH 31, 2009, THE REGISTRANT HAD 70,850,820 SHARES OF COMMON STOCK OUTSTANDING.


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    SMOKY MARKET FOODS, INC.
                                  (A Development Stage Company)

                                         Balance Sheets
                                         --------------

                                                                         MARCH 31,        DECEMBER 31,
                                                                            2009              2008
                                                                        (UNAUDITED)        (AUDITED)
                                                                        -----------       -----------
ASSETS:
-------
Current Assets
     Cash                                                               $     5,517       $       282
     Inventory                                                               22,901            22,126
     Employee advances                                                           --               150
                                                                        -----------       -----------

     Total Current Assets                                                    28,418            22,558
                                                                        -----------       -----------

Property & Equipment, net of accumulated depreciation                       471,121           462,315
                                                                        -----------       -----------

Other Assets
     Intangible assets                                                       28,333            29,333
     Deposits                                                                11,333            11,333
                                                                        -----------       -----------
     Total Other Assets                                                      39,666            40,666
                                                                        -----------       -----------

     Total Assets                                                       $   539,205       $   525,539
                                                                        ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
-----------------------------------------------
Current Liabilities
     Accounts payable                                                   $   277,493       $   256,884
     Accounts payable - related parties                                     112,914            87,364
     Accrued payroll costs                                                  285,589           264,771
     Short-term advances                                                     91,250            75,000
     Bank overdraft                                                          39,353            39,353
     Current maturities of capital lease obligations                          9,884            15,232
                                                                        -----------       -----------

     Total Current Liabilities                                              816,483           738,604

Long-term Liabilities
     Promissory notes payable, less amortized discount                      643,122           491,975
     Capital lease obligations, less current maturities                          --                --
                                                                        -----------       -----------

     Total Liabilities                                                    1,459,605         1,230,579
                                                                        -----------       -----------

Stockholders' Equity (Deficit)
     Preferred Stock, par value $.001, 10,000,000 shares
        authorized; no shares issued and outstanding                             --                --
     Common Stock, par value $.001, 200,000,000 shares authorized:
        issued and outstanding  and 70,850,820 and 67,422,820
        at March 31, 2009 and December 31, 2008, respectively                70,851            67,423
     Deferred Stock-Based Compensation                                     (101,877)         (108,542)
     Other paid-in capital                                                4,536,402         4,424,630
     Additional paid-in capital for warrants                                862,895           862,895
     Deficit accumulated during the development stage                    (6,288,671)       (5,951,446)
                                                                        -----------       -----------
     Total Stockholders' Equity (Deficit)                                  (920,400)         (705,040)
                                                                        -----------       -----------

Total Liabilities and Stockholders' Equity (Deficit)                    $   539,205       $   525,539
                                                                        ===========       ===========

              The accompanying notes are an integral part of these financial statements.


                                           SMOKY MARKET FOODS, INC.
                                         (A Development Stage Company)

                                           Statements of Operations
                                           ------------------------


                                                          FOR THE THREE MONTHS ENDED        SINCE INCEPTION
                                                        ------------------------------      ---------------
                                                                                            APRIL 18, 2006
                                                                           MARCH 31,              TO
                                                        MARCH 31,            2008              MARCH 31,
                                                          2009            (UNAUDITED)            2009
                                                       (UNAUDITED)        (RESTATED)          (UNAUDITED)
                                                       ------------       ------------       ------------
Revenue                                                $        --       $        287       $     10,379

Cost of Goods Sold                                              --                 --             15,302
                                                       ------------       ------------       ------------

Gross Profit (Loss)                                             --                287             (4,923)
                                                       ------------       ------------       ------------

Operating Expenses
    Salaries, Wages & Benefits - related parties            88,861             70,261            900,090
    Marketing                                                   --              9,438            237,881
    Rent                                                    40,606             18,854            203,298
    Professional fees                                       56,075             23,058            425,216
    Depreciation/amortization                                6,712              9,601            105,244
    Stock based compensation - related parties
     Salaries, Wages & Benefits                              6,664             45,260            355,967
     Professional                                            2,905             75,349          2,105,538
     Financing                                             113,442             81,916          1,380,909
    Other                                                   19,309             24,873            472,937
                                                       ------------       ------------       ------------

                                                           334,574            358,610          6,187,080
                                                       ------------       ------------       ------------

Operating Loss                                            (334,574)          (358,323)        (6,192,003)
                                                       ------------       ------------       ------------

Other Income (Expense)
    Interest Income                                             --                 --                887
    Interest Expense                                        (2,651)           (10,529)           (97,555)
                                                       ------------       ------------       ------------

Other Expense - Net                                         (2,651)           (10,529)           (96,668)
                                                       ------------       ------------       ------------

Loss before Income Taxes                                  (337,225)          (368,852)        (6,288,671)

Income Taxes                                                    --                 --                 --
                                                       ------------       ------------       ------------

Net (Loss)                                            $   (337,225)      $   (368,852)      $ (6,288,671)
                                                      =============      =============      =============

Basic and Diluted
    (Loss) per Share:
      Basic and Diluted                               $     (0.005)      $     (0.006)
                                                      =============      =============

    Weighted Average
       Number of Shares                                 69,800,820         57,261,711
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


                                                     SMOKY MARKET FOODS, INC.
                                                   (A Development Stage Company)

                                                Statements of Stockholders' Deficit
                                                -----------------------------------


                                                                                                             ACCUMULATED
                                                        COMMON STOCK       DEFERRED     OTHER    ADDITIONAL   DURING THE
                                                   ---------------------- STOCK-BASED  PAID-IN    PAID-IN     DEVELOPMENT   TOTAL
                                                      SHARES      AMOUNT  COMPENSATION CAPITAL    CAPITAL       STAGE     (DEFICIT)
                                                   ------------ --------- ---------- ---------- ----------  ------------ -----------

BALANCE, APRIL 18, 2006 (INCEPTION)                           - $      -  $        - $        - $        -  $         -  $        -

Common stock issued for:
 License agreement with related party                40,000,000   40,000                      -          -            -      40,000
 Officers/director compensation                         300,000      300                 29,700          -            -      30,000
 Current services                                     1,300,000    1,300                128,700          -            -     130,000
Stock options (1,425,000) issued to officers/directors        -        -    (144,584)         -    144,584            -           -
Amortization of stock-based compensation                                      13,679                                         13,679
Net (Loss) for the period 4/18/06 to 12/31/06                 -        -                      -          -     (624,519)   (624,519)
                                                   ------------ --------- ---------- ---------- ----------  ------------ -----------

BALANCE, DECEMBER 31, 2006                           41,600,000   41,600    (130,905)   158,400    144,584     (624,519)   (410,840)

Common stock issued for:
 Cash                                                   628,571      629           -    301,371          -            -     302,000
 CEO compensation                                     1,500,000    1,500                148,500          -            -     150,000
 Endorsement rights                                     500,000      500     (50,000)    49,500          -            -           -
 Current services                                       525,000      525    (330,000)   341,975          -            -      12,500
 Leasehold rights to pilot restaurant                   228,571      229           -    119,771          -            -     120,000
 Satisfaction of trade payables                          10,173       10           -      1,566          -            -       1,576
 Future store opening promotion                       1,375,000    1,375    (623,750)   622,375          -            -           -
Stock options (425,000) issued to CEO as compensation         -        -     (42,013)         -     42,013            -           -
Common stock conversion priveledges to debtholders            -        -    (322,587)         -    322,587            -           -
Warrants issued to convertible debtholders                    -        -    (322,588)         -    322,588                        -
Conversion of convertible debt to common stock        8,445,509    8,445           -    836,107          -            -     844,552
Amortization of stock-based compensation                      -        -     777,269          -          -            -     777,269
Net (Loss) for the Year Ended December 31, 2007               -        -           -          -          -   (1,983,797) (1,983,797)
                                                   ------------ --------- ---------- ---------- ----------  ------------ -----------

BALANCE, DECEMBER 31, 2007                           54,812,824   54,813  (1,044,574) 2,579,565    831,772   (2,608,316)   (186,740)

Common stock issued for:
 Cash                                                 1,673,332    1,673           -    139,327          -            -     141,000
 Services performed by the CIO                          266,666      267           -     41,733          -            -      42,000
 Future marketing services                            3,000,000    3,000                987,000          -            -     990,000
 Exercise of stock options                               50,000       50       8,000     12,450          -            -      20,500
 Current services                                     7,253,332    7,253                601,922          -            -     609,175
Conversion of short-term advance to common shares       366,666      367           -     62,633          -            -      63,000
Warrants issued in conjunction with debt offering             -        -           -          -     31,123            -      31,123
Amortization of stock-based compensation                      -        -     928,032          -          -            -     928,032
Net (Loss) for the Year Ended December 31, 2008               -        -           -          -          -   (3,343,130) (3,343,130)
                                                   ------------ --------- ---------- ---------- ----------  ------------ -----------

BALANCE, DECEMBER 31, 2008                           67,422,820   67,423    (108,542) 4,424,630    862,895   (5,951,446)   (705,040)
Common stock issued for:
 Consideration in financing                           3,325,000    3,325           -    108,970          -            -     112,295
 Services                                               103,000      103           -      2,802          -            -       2,905
Amortization of stock-based compensation                      -        -       6,665          -          -            -       6,665
Net (Loss) for the Quarter Ended March 31, 2009               -        -           -          -          -     (337,225)   (337,225)
                                                   ------------ --------- ---------- ---------- ----------  ------------ -----------
BALANCE, MARCH 31, 2009                              70,850,820 $ 70,851  $ (101,877)$4,536,402 $  862,895  $(6,288,671) $ (920,400)
                                                   ============ ========= ========== ========== ==========  ============ ===========


                            The accompanying notes are an integral part of these financial statements.


                                           SMOKY MARKET FOODS, INC.
                                         (A Development Stage Company)

                                           Statements of Cash Flows
                                           ------------------------

                                                            FOR THE THREE MONTHS ENDED       SINCE INCEPTION
                                                           ----------------------------      ---------------
                                                                                             APRIL 18, 2006
                                                                             MARCH 31,             TO
                                                           MARCH 31,          2008              MARCH 31,
                                                              2009         (UNAUDITED)           2009
                                                          (UNAUDITED)       (RESTATED)         (UNAUDITED)
                                                          -----------       -----------       -----------
Operating Activities
     Net (Loss)                                           $  (337,225)      $  (368,852)      $(6,288,671)
     Stock-based financing and compensation costs             121,866           252,897         3,990,197
     Depreciation and amortization                              6,712             9,601           105,244
     Accrued interest converted to common stock                    --            58,451
     Amortization of promissory note discount                   1,147                --             1,147
     Adjustments to reconcile net loss to cash used
      in operating activities:
       (Increase) decrease in accounts receivable                  --             1,877                --
       (Increase) decrease in inventory                          (774)               --           (22,901)
       (Increase) decrease in employee advances                   150                --                --
       Increase (decrease) in accounts payable                 46,159            18,079           390,407
       Increase (decrease) in accrued payroll costs            20,816                --           285,587
       Increase (decrease) in bank overdraft                       --                --            39,353
       Increase (decrease) in accrued interest                     --                --                --
                                                          -----------       -----------       -----------

Net Cash (Used) by Operating Activities                      (141,149)          (86,398)       (1,441,186)
                                                          -----------       -----------       -----------

Investing Activities
     Purchase of property and equipment                       (14,518)           (3,000)         (387,650)
     Deposits and other asset purchases                            --            (8,000)          (11,333)
                                                          -----------       -----------       -----------

Net Cash (Used) by Investing Activities                       (14,518)          (11,000)         (398,983)
                                                          -----------       -----------       -----------

Financing Activities
     Proceeds from issuance of common stock                        --           101,000           455,500
     Proceeds from issuance of convertible notes                   --                --           786,100
     Proceeds from issuance of promissory notes               150,000                --           500,000
     Proceeds from (payments on) short term                    16,250             5,000           146,250
       advances - net
     Principal payments on capital lease obligations           (5,348)           (3,975)          (42,164)
                                                          -----------       -----------       -----------

Cash Provided by Financing Activities                         160,902           102,025         1,845,686
                                                          -----------       -----------       -----------

Net Increase (Decrease) in Cash                                 5,235             4,627             5,517

Cash, Beginning of Period                                         282            16,235                --
                                                          -----------       -----------       -----------

Cash, End of Period                                       $     5,517       $    20,862       $     5,517
                                                          ===========       ===========       ===========

Supplemental Information:
     Interest Paid                                        $     2,651       $    10,529       $    39,104

     Income Taxes Paid                                    $        --       $       800       $        --

     Intangible Assets Acquired in Exchange
     for Common Stock                                     $        --       $    80,000       $   125,000

     Convertible Promissory Notes and Accrued
     Interest Exchanged for Common Stock                  $        --       $        --       $   844,551

     Short-term Advances Exchanged for Common Stock       $        --       $    40,000       $    55,000


           The accompanying notes are an integral part of these financial statements.

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008



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

ACCOUNTS RECEIVABLE

Management monitors the liquidity and creditworthiness of accounts receivable due from customers on an ongoing basis, considering industry and economic conditions and other factors. These factors form the basis for calculating and recording an allowance for doubtful accounts, which is an estimate of future credit losses. The Company writes off individual accounts receivable against the bad debt allowance when the Company determines a balance is uncollectible. Management has determined that the bad debt allowance is appropriately established at $-0- as of both March 31, 2009 and December 31, 2008.

INVENTORY

Inventory consists of Smoky Market food items and branded packaging. It is valued at the lower of cost or market using the average cost method. Inventory was as follows at:

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008



                                                   MARCH 31,      DECEMBER 31,
                                                     2009            2008
                                                    -------        -------

Finished Goods                                      $    --        $    --
Raw Materials                                        22,901         22,126
                                                    -------        -------
                                                    $22,901        $22,126
                                                    =======        =======



PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets' estimated economic lives, which range from 3 to 25 years. Property and equipment were as follows as of:


                                                  MARCH 31,        DECEMBER 31,
                                                   2009                2008
                                                 ---------          ---------

Processing Equipment                             $ 104,771          $ 104,771
Leasehold Improvements                             272,113            250,362
Kiosks                                              46,200             46,200
Operating Equipment                                 70,828             78,062
Office Equipment                                    29,112             29,112
Software                                            27,831             27,831
Transportation Equipment                            10,078             10,077
Smallwares                                           3,765              3,765
                                                 ---------          ---------
                                                   564,698            550,180
Accumulated depreciation                           (93,577)           (87,865)
                                                 ---------          ---------
                                                 $ 471,121          $ 462,315
                                                 =========          =========


Leasehold improvements are capitalized and amortized over the remaining term of the leased facility. The Company recorded $5,712 and $8,601 in depreciation expense relating to the assets above for three months ended March 31, 2009 and 2008.

DEPOSITS

Deposits were as follows as of:


                                                       MARCH 31,   DECEMBER 31,
                                                         2009         2008
                                                      ---------     ---------
Security deposits at leased real estate facilities    $ 10,500      $ 10,500
Other                                                      833           833
                                                      ---------     ---------
                                                      $ 11,333      $ 11,333
                                                      =========     =========

BANK OVERDRAFT

Smoky Market Foods, Inc. was in a bank overdraft position with one of its main banking institutions as of both March 31, 2009 and December 31, 2008 in the amount of $39,353. The Company and the bank had not yet negotiated a settlement of this amount as of the report date.

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008



ADVANCES

As of March 31, 2009 and December 31, 2008, the Company was indebted to several individuals for loans which are non-interest bearing, unsecured advances with no formal repayment terms. Repayment of the loans is expected within the next twelve months, so the debt has been classified as a current obligation.

FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2009 and December 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value. The carrying value of the Company's capitalized leases approximated their fair value based on the current market conditions for similar debt instruments.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. As of March 31, 2009 and December 31, 2008, management believes that there is no impairment of long-lived assets.

REVENUE RECOGNITION

As of March 31, 2009, the Company was still in the development stage. As such, the only revenue consisted of minimal amounts of ecommerce sales. Such sales are recognized at the time of shipment.

SHIPPING AND HANDLING

Shipping and handling charged to customers can vary depending on pricing strategies, market conditions, etc., and is not necessarily based on the recovery of cost. Accordingly, shipping and handling charges are recorded as a component of sales while the corresponding shipping and handling costs are reflected as a component of cost of goods sold.

ADVERTISING COSTS

All advertising costs are charged to expense as incurred or the first time the advertising takes place, unless it is direct-response advertising that results in probable future economic benefits. Advertising expenses were $-0- for both the three months ended March 31, 2009 and 2008.

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

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008



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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We have adopted FSP EITF 03-6-1 as of January 1, 2009.

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

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008



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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has adopted the provisions of SFAS No. 161 as of January 1, 2009.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company has adopted this Statement effective January 1, 2009.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company has adopted this statement effective January 1, 2009.

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008



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

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008



NOTE 2.  GOING CONCERN

The Company's ability to continue as a going concern is contingent upon its ability to obtain debt and/or capital financing.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has experienced $6,288,671 in losses since inception which relate mainly to the Company's search for debt and equity financing necessary to carry out its business plan. Additionally, the Company has a net deficit in working capital of $788,065 and $716,046 at March 31, 2009 and December 31, 2008,
respectively. The Company has had no material revenue generating operations since inception.

In an effort to recapitalize the Company, management has authorized the sale of $10,000,000 of Preferred Stock (see Note 5). However, there can be no assurances that the Company will find investors to purchase such preferred shares.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


NOTE 3.  NOTES PAYABLE

In September 2008, the Company received $500,000 from a trust in exchange for a $500,000 promissory note and 300,000 warrants to purchase the Company's common stock. The promissory note is non-interest bearing and is due on September 30, 2010. The warrants have an exercise price of $.15 per share and expire on the due date of the promissory note. The warrants were valued at $9,172 under the Black-Scholes method, are classified as a bond discount, and are therefore netted against the promissory note on the balance sheet. The discount is being amortized straight-line over the two-year life of the warrants. Amortization expense on this note discount was $1,147 and $-0- for the three months ended March 31, 2009 and 2008, respectively.

In January 2009, the Company received $150,000 from a limited liability company ("LLC") in exchange for a $150,000 promissory note and 1,500,000 shares of common stock. The note was due and payable within 60 days subsequent to issuance. According to the loan agreement, an additional 1,500,000 common shares were issued to the LLC in March 2009 as the note was not repaid during the mandatory 60-day repayment period. The note shall accrue interest beginning in the second quarter of 2009. The Company recognized $100,000 in stock based

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008



compensation during the three months ended March 31, 2009, which was the aggregate fair market value of the 3,000,000 common shares given by the Company to the LLC in this financing transaction.

The Company incurred $-0- interest expense with respect to these liabilities for the three months ended March 31, 2009 and 2008.


NOTE 4.  CAPITAL LEASE OBLIGATIONS

The Company assumed multiple lease obligations in the transaction described in
Note 5. The leases have been capitalized and are reflected as liabilities on the balance sheet. Future lease obligations are as follows at:

                                           MARCH 31,   DECEMBER 31,
                                             2009         2008
                                            -------     -------
Minimum lease payments for:
Next twelve months                          $10,753     $16,527
Following twelve months
Thereafter                                       --          --
                                            -------     -------
Total                                        10,753      16,527
Amounts representing interest                   869       1,295
                                            -------     -------
Present value of minimum lease payments       9,884      15,232
Current portion                               9,884      15,232
                                            -------     -------
Long-term portion                           $    --     $    --
                                            =======     =======

NOTE 5.  CAPITAL STOCK

COMMON STOCK

On April 18, 2006, the State of Nevada authorized the Company to issue a maximum of 200,000,000 shares of the Company's common stock. The assigned par value was $.001. On the same day, the Company issued 40,000,000 common shares to Smoky Systems, LLC, a Nevada LLC and related party, in exchange for certain assets. This transaction is discussed more fully in Note 6 below.

PREFERRED STOCK

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company's preferred stock at $.001 per share. Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008



powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. No preferred shares had been issued as of March 31, 2009 and December 31, 2008.

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

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008



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

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008



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

                           SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008



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

In January 2009, an individual was granted 3,000 common shares at a fair market value of $.035 per share for services. The same individual was granted an additional 100,000 shares for additional services in February 2009.

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008



In January 2009, an individual was granted 50,000 shares in connection with a short-term interest-free advance of funds to the Company.

In January 2009, an individual was granted 15,000 shares in connection with a short-term interest-free advance of funds to the Company.

In January 2009, an individual was granted 210,000 shares in connection with a short-term interest-free advance of funds to the Company.

In January 2009, an LLC was granted 1,500,000 shares in connection with a loan of $150,000 to the company under a promissory note agreement (See Note 3). In March 2009, the LLC was granted an additional 1,500,000 shares as compensation for the loan not being repaid during the 60-day repayment period.

In February 2009, a trust was granted 50,000 shares in connection with a short-term interest-free advance of funds to the Company.

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008



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
                                       ========

As of March 31, 2009 and December 31, 2008 the Company owed $112,914 and $87,364 to two related parties, respectively. Such debts were reflected as related party trade payables, which are non-interest bearing obligations with no formal repayment terms.

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008



NOTE 7 - COMMITMENTS

OPERATING LEASE COMMITMENT

The Company is obligated under a long-term lease of restaurant property in Los Gatos, California through February 2013. Base monthly rent was $5,000 at December 31, 2008, with common area maintenance ("CAM") charges of $1,043. Required minimum rent was $15,000 and $5,000 for the three months ended March 31, 2009 and 2008, respectively. Future minimum lease payments, exclusive of CAM charges, are as follows for the twelve months ending March 31:

           2010     $ 61,800
           2011       63,654
           2012       65,564
           2013       67,531
           2014           --
                    --------
          Total     $258,549
                    ========

EMPLOYMENT CONTRACT

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

COMMON STOCK OPTION PLAN

The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan. Information relating to options issued through March 31, 2009 under this plan is as follows:

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008




                                                                                     WEIGHTED
                                                   OPTIONS AND                        AVERAGE
                                                  STOCK AWARDS                        OPTION
                                                   AVAILABLE        NUMBER OF        EXERCISE
                                                   FOR GRANT          SHARES           PRICE
                                                   ----------        ----------       --------
Outstanding as of April 18, 2006 (Inception)
  Shares reserved                                   6,500,000
  Options granted                                  (1,462,500)        1,462,500       $   0.10
  Options exercised                                        --                --             --
  Options canceled                                         --                --             --
                                                   ----------        ----------       --------
Outstanding as of December 31, 2006                 5,037,500         1,462,500       $   0.10
  Shares reserved                                          --                --             --
  Options granted                                    (425,000)          425,000             --
  Stock awards granted                             (1,775,000)        1,775,000            n/a
  Options exercised                                        --                --             --
  Options canceled                                         --                --             --
                                                   ----------        ----------       --------
Outstanding as of December 31, 2007                 2,837,500         3,662,500       $   0.10
  Shares reserved                                          --                --             --
  Options granted                                          --                --             --
  Stock awards granted                             (2,020,000)        2,020,000            n/a
  Options exercised                                        --                --             --
  Options canceled                                         --                --             --
                                                   ----------        ----------       --------
Outstanding as of December 31, 2008                   817,500         5,682,500       $   0.10
  Shares reserved                                          --                --             --
  Options granted                                          --                --             --
  Stock awards granted                                     --                --            n/a
  Options exercised                                        --                --             --
  Options canceled                                         --                --             --
                                                   ----------        ----------       --------
Outstanding as of March 31, 2009                      817,500         5,682,500       $   0.10
                                                   ==========        ==========       ========

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008



The following table summarizes information about stock options outstanding and exercisable at March 31, 2009:

                                      Stock Options Outstanding
                           -----------------------------------------------------
                                             Weighted-Average
                              Number of         Remaining         Weighted-
                               Options         Contractual        Average
    Exercise Price           Outstanding      Life in Years     Exercise Price
-----------------------    -----------------------------------------------------
         $0.10                1,887,500            4.31               $ 0.10


                                Stock Options Exercisable
                         -----------------------------------------
                              Number of            Weighted-
                               Options              Average
   Exercise Price            Exercisable        Exercise Price
---------------------    -----------------------------------------

        $0.10                1,221,875              $ 0.10

The assumptions used in computing fair value of options is as follows:

  Expected stock price volatiligy                           186.0%
  Risk-free interest rate                                    4.7%
  Expected term (years                                       7.00
  Weighted-average fair value of stock options granted   $  0.099

COMMON STOCK WARRANTS

The following is a summary of the status of all the Company's stock warrants as of March 31, 2009 and changes during the periods then ended:

                           SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008


                                                                   Weighted
                                                   Number          Average
                                                     of            Exercise
                                                  Warrants          Price
                                                ----------        --------
Oustanding, January 1, 2007                      4,836,000        $   0.25
   Granted                                       3,025,000            0.25
   Exercised                                            --              --
   Cancelled                                            --              --
                                                ----------        --------
Ouststanding, December 31, 2007                  7,861,000            0.25
   Granted                                         300,000            0.15
   Exercised                                            --              --
   Cancelled                                    (7,861,000)           0.25
                                                ----------        --------
Ouststanding, December 31, 2008                    300,000            0.15
   Granted                                              --              --
   Exercised                                            --              --
   Cancelled                                            --              --
                                                ----------        --------
Ouststanding, March 31, 2009                       300,000        $   0.15
                                                ==========        ========

Warrants exercisable at March 31, 2009             300,000        $   0.15
                                                ==========        ========
Warrants exercisable at December 31, 2008          300,000        $   0.15
                                                ==========        ========

                            SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008



The following tables summarize information about stock warrants outstanding and exercisable at March 31, 2009:

                                    Stock Warrants Outstanding
                      ----------------------------------------------------------
                                           Weighted-Averae
                         Number of            Remaining            Weigted-
                          Warrants           Contractual           Average
  Exercise Price        Outstanding         Life in Years        Exercise Price
-------------------   ----------------   -------------------   -----------------
       $0.15               300,000              4.47                  $ 0.15


                            Stock Warrants Exercisable
                      ---------------------------------------
                         Number of            Weighted-
                          Warrants             Average
  Exercise Price        Exercisable        Exercise Price
-------------------   ----------------   -------------------
       $0.15               300,000              $ 0.15


NOTE 8 - PRIOR YEAR RESTATEMENT

The income statement for the three months ended March 31, 2008 has been restated to correct for an accounting error relating to the late recognition of a $51,250 liability owing to a professional performing financing services. The expense and liability should have been recognized in 2007. A summary of the changes to the previously issued income statement are as follows:

                           SMOKY MARKET FOODS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008

                                                                  FOR THE THREE MONTHS ENDED
                                                      --------------------------------------------
                                                        MARCH 31,
                                                          2008                          MARCH 31
                                                      AS PREVIOUSLY                       2008
                                                         STATED         ADJUSTMENTS    AS RESTATED
                                                       ------------                  ------------


Revenue                                                $        287                  $        287

Cost of Goods Sold                                               --                            --
                                                       ------------                  ------------

Gross Profit (Loss)                                             287                           287
                                                       ------------                  ------------

Operating Expenses
    Salaries, Wages & Benefits - related parties             70,261                        70,261
    Marketing                                                 9,438                         9,438
    Rent                                                     18,854                        18,854
    Professional fees                                        23,058                        23,058
    Depreciation/amortization                                 9,601                         9,601
    Stock based compensation - related parties                   --
    Salaries, Wages & Benefits                               45,260                        45,260
    Professional                                             75,349                        75,349
    Financing                                               132,166           50,250       81,916
    Other                                                    24,873                        24,873
                                                       ------------                  ------------
                                                            408,860                      358,610
                                                       ------------                 ------------

Operating Loss                                             (408,573)                    (358,323)
                                                       ------------                 ------------

Other Income (Expense)
    Interest Income                                              --                           --
    Interest Expense                                        (10,529)                     (10,529)
                                                       ------------                 ------------


Other Expense - Net                                         (10,529)                     (10,529)
                                                       ------------                 ------------

Loss before Income Taxes                                   (419,102)                    (368,852)

Income Taxes                                                     --                           --
                                                       ------------                 ------------

Net (Loss)                                             $   (419,102)                $   (368,852)
                                                       ============                 ============


Basic and Diluted
    (Loss) per Share:
    Basic and Diluted                                  $     (0.007)                $     (0.006)
                                                       ============                 ============

    Weighted Average
       Number of Shares                                  57,261,711                   57,261,711
                                                       ============                 ============

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

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2009, we had cash and cash equivalents of $5,517 and a working capital deficit of $788,065, as compared to cash and cash equivalents of $282 and a working capital deficit of $716,046 as of December 31, 2008. Given the working capital deficit, we need additional cash in order to continue our limited day-to-day operations in the immediate term. To finance the launch of our foodservice concept operations, we will be required to raise additional capital, which we expect to raise through the issuance of debt, equity securities and/or warrants during the second and third quarters of 2009. We believe that a minimum of approximately $1.5 million of financing would be required to commence our business plan and begin to generate revenue. We believe that a minimum of $3.5 million of additional financing would be required in order to execute the initial expansion phase of our business plan.

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

RESULTS OF OPERATIONS

         Both of our revenues from operations and our operating expenses decreased in the quarterly period ending March 31, 2009, as compared to the comparable period in 2008. The revenue decrease was due primarily to a decrease in products sold between those particular periods. The operating expense decrease was due primarily to decreases in marketing expense and stock-based compensation in the categories of professional compensation and salaries, wages and benefits; and operating expenses decreased in spite of increases in salaries, rent, professional fees, and stock-based compensation in the category of financing activities, all as summarized and discussed below. Also, our working capital deficiency increased from the quarterly period ending March 31, 2008 as compared to the comparable quarterly period ending March 31, 2009, as summarized and discussed below.

         REVENUES AND EXPENSES. Our operating results for the quarterly periods ended March 31, 2009 and the comparable period in 2008 are summarized as follows:

                                       FOR THE QUARTERLY PERIOD ENDED
                                     MARCH 31, 2009     MARCH 31, 2008
REVENUE                                        --         $     287
COST OF GOODS SOLD                             --                --
GROSS PROFIT (LOSS)                            --         $     287
OPERATING EXPENSES
    SALARIES, WAGES & BENEFITS          $  88,861         $  70,261
    MARKETING                                  --         $   9,438
    RENT                                $  40,606         $  18,854
    PROFESSIONAL FEES                   $  56,075         $  23,058
    DEPRECIATION/AMORTIZATION           $   6,712         $   9,601
    STOCK BASED COMPENSATION
      SALARIES, WAGES & BENEFITS        $   6,664         $  45,260
      PROFESSIONAL                      $   2,905         $  75,349
      FINANCING                         $ 113,442         $  81,916
    OTHER                               $  19,309         $  24,873
OPERATING LOSS                          $(334,574)        $(358,323)
OTHER EXPENSE - NET                     $  (2,651)        $ (10,529)
NET (LOSS)                              $(337,225)        $(368,852)

         Revenues decreased by $287 from $287 in the quarterly period ended March 31, 2008 to $-0- during the same period in 2009, while operating expenses decreased by $24,036, from $358,610 in the quarterly period ended March 31, 2008 to $334,574 during the same period in 2009. As a result, our operating loss decreased by $23,749, from $358,323 in the quarterly period ended March 31, 2008 to $334,574 during the same period in 2009.

         The decrease in operating expenses was due primarily to decreases in marketing expenses and to decreases in stock-based compensation in the categories of professional compensation and salaries, wages and benefits. Our marketing expenses decreased from $9,438 in the quarterly period ended March 31, 2008 to $-0- during the same period in 2009, due to the Company's limited financing and cutting back of expenditures accordingly. Stock-based compensation in the category of professional services decreased by $72,444, from $75,349 in the quarterly period ended March 31, 2008 to $2,905 during the same period in 2009. The decrease was due to a stock grant given to an individual in the quarter ended March 31, 2008 for investor relations services, and no similar transaction during the quarter ended March 31, 2009. Stock-based compensation in the category of salaries, wages and benefits decreased by $38,596, from $45,260 in the quarterly period ended March 31, 2008 to $6,664 during the same period in 2009. The decrease in these categories of stock-based compensation is due primarily to a $40,000 stock grant given in lieu of wages to the Company's CIO in the quarter ended March 31, 2008 and the absence of a similar transaction during the same period in 2009.

         The decreases in operating expenses described in the previous paragraph were partially offset by increases in other operating expenses. Our salaries, wages and benefits expenses increased by $18,600, from $70,261 in the quarterly period ended March 31, 2008 to $88,861 during the same period in 2009, due primarily to additional payroll taxes and benfits provided to employees during the first quarter of 2009. Our rent expense increased by $21,752, from $18,854 in the quarterly period ended March 31, 2008 to $40,606 during the same period in 2009. The increase in rent is primarily due to our acquisition of the lease of a restaurant location in Los Gatos, California. Under the terms of the lease, our monthly rent is $6,000. Our professional fee expenses increased by $33,017, from $23,058 in the quarterly period ended March 31, 2008 to $56,075 during the same period in 2009, due primarily to increased securities-related compliance costs. Finally, our expenses relating to stock-based compensation from financing activities increased by $31,526, from $81,916 in the quarterly period ended March 31, 2008 to $113,442 during the same period in 2009. The increase in this category of stock-based compensation is due primarily to stock granted to a creditor in connection with a loan to the Company of $150,000 during the first quarter of 2009. Overall, the increases in these categories of operating expenses were not as great as the decreases in the operating expenses described in the previous paragraph.

         WORKING CAPITAL. Our working capital for the quarterly period ending March 31, 2009 and the comparable period in 2008 are summarized in the table below.

                                          FOR THE PERIODS ENDED
                                    MARCH 31, 2009   DECEMBER 31, 2008
                                       (QUARTERLY)      (ANNUAL)
CURRENT ASSETS
    Cash                                 $  5,517        $    282
    Inventory                            $ 22,901        $ 22,126
    Employee advances                          --        $    150
                                         --------        --------
    Total Current Assets                 $ 28,418        $ 22,558

CURRENT LIABILITIES
    Accounts payable                     $277,493        $256,884
    Accounts payable - related           $112,914        $ 87,364
    parties
    Accrued payroll costs                $285,589        $264,771
    Short-term advance                   $ 91,250        $ 75,000
    Bank overdraft                       $ 39,353        $ 39,353
    Current maturities of capital        $  9,884        $ 15,232
    lease obligations
                                         --------        --------
    Total Current Liabilities            $816,483        $738,604

WORKING CAPITAL DEFICIENCY               $788,065        $716,046

         Our working capital deficiency increased by $72,019, from $716,046 at fiscal-year end 2008 to $788,065 during the quarterly period ended March 31, 2009. The increase in our working capital deficiency was primarily due to (i) an increase in our accounts payable of $20,609, from $256,884 at 2008 year end to $277,493 as of March 31, 2009, (ii) an increase in accounts payable to related parties of $25,550, from $86,364 at 2008 year end to $112,914 as of March 31, 2009, (iii) an increase in our accrued payroll costs of $20,818, from $264,771 at 2008 year end to $285,589 as of March 31, 2009, and (iv) an increase in our short-term advances of $16,250, from $75,000 at 2008 year end to $91,250 as of March 31, 2009. These increases are due primarily to the Company's challenged operating results and insufficient capitalization.

         CASH FLOWS. Our cash flows for the quarterly periods ended March 31, 2009 and comparable period in 2008 are summarized as follows:

                                            FOR THE QUARTERLY PERIODS ENDED
                                           MARCH 31, 2009     MARCH 31, 2008
NET CASH USED IN OPERATING ACTIVITIES        $(141,149)        $ (86,398)
NET CASH USED BY INVESTING ACTIVITIES        $ (14,518)        $ (11,000)
CASH PROVIDED BY FINANCING ACTIVITIES        $ 160,902         $ 102,025
NET INCREASE IN CASH                         $   5,235         $   4,627

CASH, BEGINNING OF PERIOD                    $     282         $  16,235
CASH, END OF PERIOD                          $   5,517         $  20,862

         We utilized more cash in our operating activities in the quarterly period ended March 31, 2009, from $86,398 in during the same period in 2008 to $141,149, primarily due to an increase in accounts payable and accrued payroll costs and despite a decrease in costs associated with stock-based financing and compensation. We used more cash in our investing activities, from $11,000 in the quarterly period ended March 31, 2008 to $14,518 during the same period in 2009, primarily due to the purchase of restaurant leasehold improvements and equipment. We were able to generate more cash from financing activities, from $102,025 during the quarterly period ended March 31, 2008 to $160,902 during the same period in 2009, primarily due to proceeds from the sale of promissory notes and proceeds from the short advances.

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

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. As of March 31, 2009, management believes that there is no impairment of long-lived assets.

         REVENUE RECOGNITION

         As of March 31, 2009, the Company was still in the development stage. As such, the only revenue consisted of minimal amounts of ecommerce sales. Such sales are recognized at the time of shipment.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As a smaller reporting company, the Company is not required to provide the information required by this Item, as per Item 305(e) of Regulation S-K promulgated under the Exchange Act of 1934.

ITEM 4T.      CONTROLS AND PROCEDURES

         (a) Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2009. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

          (b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                     PART II
                                OTHER INFORMATION

ITEM 1A.  RISK FACTORS

MATERIAL CHANGES IN RISK FACTORS

         The Risk Factors set forth below do not reflect any material changes from the "Risk Factors" identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We have made immaterial edits and updated the financial and other data referenced in the risk factors as of a recent practicable date.

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

WE WILL BE UNABLE TO IMPLEMENT OUR BUSINESS PLAN IF WE CANNOT RAISE SUFFICIENT CAPITAL AND MAY BE REQUIRED TO PAY A HIGH PRICE FOR CAPITAL.

         As of March 31, 2009, we had $5,517 in cash and cash equivalents. We need to obtain a significant amount of additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Other than as previously reported, the Company offered and sold the following securities during the quarter ended March 31, 2009 in reliance upon exemptions from the registration requirements of the Securities Act:

         In January 2009, (i) we offered and sold 3,000 shares of common stock to an individual in exchange for services with a fair market value of $105 (or $0.035 per share); (ii) we offered and sold a total of 65,000 shares with a fair market value of $2,275 (or $0.035 per share) in connection with a short-term interest-free advance of funds; and (iii) we offered and sold a total of 210,000 shares of common stock with a fair market value of $7,770 (or $.037 per share) to an individual in connection with a short-term interest-free advance of funds. The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) the investors, confirmed to us that the investor was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

         In February 2009, (i) we offered and sold 50,000 shares of common stock with a fair market value of $1,750 (or $.035 per share) to an entity in connection with a short-term interest-free advance of funds; and (ii) we offered and sold 100,000 shares of common stock to an individual service provider in exchange for financing services with a fair market value of $2,884 (or $.028 per share). The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) the investors, confirmed to us that the investor was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

         In March 2009, we offered and sold 1,500,000 shares of common stock with a fair market value of $45,000 (or $.03 per share) to 70 Limited LLC as an obligation arising under a promissory note issued by the Company and following the Company's failure to pay the outstanding principal amount of the note within sixty days of the issue date. The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) the investors, confirmed to us that the investor was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 6.  EXHIBITS

     See the Exhibit Index attached hereto following the signature page.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Smoky Market Foods, Inc.
                                                ----------------------------


               May 20, 2009                        By: /s/ Edward C. Feintech
        ----------------------------            --------------------------------
                   Date                          Edward C. Feintech, President &
                                                     Chief Executive Officer


               May 20, 2009                       By: /s/ Shane Campbell
        ----------------------------            -----------------------------
                   Date                                Shane Campbell
                                                     Chief Financial Officer


                                  EXHIBIT INDEX

  EXHIBIT NO.                           EXHIBIT                           INCORPORATED BY REFERENCE/ FILED HEREWITH
----------------  -----------------------------------------------------  ---------------------------------------------
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