Form 10-Q
period 2009-06-30
SMOKY MARKET FOODS INC
filed 2009-08-19
CIK 1370544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended JUNE 30, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________________ TO _________________

Commission file number: 000-52158

                            SMOKY MARKET FOODS, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

              NEVADA                                    20-4748589
-------------------------------------       ------------------------------------
  (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)

                                 1511 E 2ND ST.
                             WEBSTER CITY, IA 50595
                       ----------------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (866) 851-7787


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes    [ ] No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes    [ ] No

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

    Large accelerated filer  [ ]             Accelerated filer  [ ]
    Non-accelerated filer  [ ]               Smaller reporting company  [X]

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act): [ ] Yes     [X] No

          AS OF JUNE 30, 2009, THE REGISTRANT HAD 85,963,746 SHARES OF
                            COMMON STOCK OUTSTANDING.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           SMOKY MARKET FOODS, INC.
                        (A Development Stage Company)
                                Balance Sheets
                                --------------

                                                                      June 30,     December 31,
                                                                         2009          2008
                                                                     (Unaudited)     (Audited)
                                                                     -----------    -----------
ASSETS:
-------
Current Assets
     Cash                                                            $ 1,025,572    $       282
     Prepaid expenses                                                     20,534            150
     Inventory                                                            27,332         22,126
                                                                     -----------    -----------

     Total Current Assets                                              1,073,438         22,558
                                                                     -----------    -----------

Property & Equipment, net of accumulated depreciation                    522,903        462,315
                                                                     -----------    -----------

Other Assets
     Intangible assets                                                        --         29,333
     Deposits                                                             81,616         11,333
                                                                     -----------    -----------
     Total Other Assets                                                   81,616         40,666
                                                                     -----------    -----------

     Total Assets                                                    $ 1,677,957    $   525,539
                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
-----------------------------------------------
Current Liabilities
     Accounts payable                                                $   137,597    $   256,884
     Accounts payable - related parties                                  115,783         87,364
     Accrued payroll costs                                               304,885        264,771
     Short-term advances                                                  75,000         75,000
     Bank overdraft                                                           --         39,353
     Current maturities of capital lease obligations                       2,653         15,232
                                                                     -----------    -----------

     Total Current Liabilities                                           635,918        738,604

Long-term Liabilities
     Promissory notes payable, including accrued interest,
        less amortized discount                                        1,725,172        491,975
                                                                     -----------    -----------

     Total Liabilities                                                 2,361,090      1,230,579
                                                                     -----------    -----------

Stockholders' Equity (Deficit)
     Preferred Stock, par value $.001, 10,000,000 shares
        authorized; no shares issued and outstanding                          --             --
     Common Stock, par value $.001, 200,000,000 shares authorized:
        issued and outstanding  and 85,963,746 and 67,422,820
        at June 30, 2009 and December 31, 2008, respectively              85,964         67,423
     Deferred Stock-Based Compensation                                   (95,213)      (108,542)
     Other paid-in capital                                             4,800,244      4,424,630
     Additional paid-in capital for warrants                             955,077        862,895
     Deficit accumulated during the development stage                 (6,429,205)    (5,951,446)
                                                                     -----------    -----------
     Total Stockholders' Equity (Deficit)                               (683,133)      (705,040)
                                                                     -----------    -----------

Total Liabilities and Stockholders' Equity (Deficit)                 $ 1,677,957    $   525,539
                                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                                                    SMOKY MARKET FOODS, INC.
                                                  (A Development Stage Company)
                                                    Statements of Operations
                                                           (UNAUDITED)


                                        For the Three Months Ended:            For the Six Months Ended:            April 18, 2006
                                    -----------------------------------  -------------------------------------      (Inception) to
                                     June 30, 2009      June 30, 2008       June 30, 2009       June 30, 2008       June 30, 2009
                                    ---------------    ----------------    ----------------    ----------------    ----------------

Revenue                             $            --    $             --    $             --    $            287    $         10,379

Cost of Goods Sold                               --                  --                  --                  --              15,302
                                    ---------------    ----------------    ----------------    ----------------    ----------------

Gross Profit (Loss)                              --                  --                  --                 287              (4,923)

Operating Expenses
   Salaries, Wages & Benefits -
     related parties                         78,429              10,450             167,290              80,711             978,519
   Marketing                                    214               1,050                 214              10,488             238,095
   Rent                                      24,976              27,633              65,582              46,487             228,274
   Professional fees                         32,227              (1,114)             88,302              21,944             457,443
   Depreciation/amortization                 57,687               9,601              73,921              19,202             172,453
   Stock based compensation -
     related parties
       Salaries, Wages & Benefits             6,664              60,000              13,328             105,260             362,631
       Professional                              --             367,125               2,905             442,474           2,105,538
       Financing                                590             394,750              13,532             476,666           1,280,999
   Other                                     29,853              44,012              49,162              68,886             502,788
                                    ---------------    ----------------    ----------------    ----------------    ----------------

                                            230,640             913,507             474,236           1,272,118           6,326,740
                                    ---------------    ----------------    ----------------    ----------------    ----------------

Operating Loss                             (230,640)           (913,507)           (474,236)         (1,271,831)         (6,331,663)
                                    ---------------    ----------------    ----------------    ----------------    ----------------

Other Income (Expense)
   Interest Income                              961                  --                 961                  --               1,848
   Other income                              19,353                  --              19,353                  --              19,353
   Interest Expense                         (21,188)               (904)            (23,839)            (11,433)           (118,743)
                                    ---------------    ----------------    ----------------    ----------------    ----------------

Other Expense - Net                            (874)               (904)             (3,525)            (11,433)            (97,542)
                                    ---------------    ----------------    ----------------    ----------------    ----------------

Loss before Income Taxes                   (231,514)           (914,411)           (477,761)         (1,283,264)         (6,429,205)

Income Taxes                                     --                  --                  --                  --                  --
                                    ---------------    ----------------    ----------------    ----------------    ----------------

Net (Loss)                          $      (231,514)   $       (914,411)   $       (477,761)   $     (1,283,264)   $     (6,429,205)
                                    ===============    ================    ================    ================    ================


(Loss) per Share:
   Basic and Diluted                $        (0.003)   $         (0.015)   $         (0.006)   $         (0.022)   $         (0.121)
                                    ===============    ================    ================    ================    ================

Weighted Average
   Number of Shares                      79,756,437          61,367,265          74,778,629          59,314,488          53,024,642
                                    ===============    ================    ================    ================    ================

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



                                                    SMOKY MARKET FOODS, INC.
                                                  (A Development Stage Company)
                                               Statements of Stockholders' Deficit
                                                           (UNAUDITED)


                                                                                                          Accumulated
                                          Common Stock          Deferred         Other      Additional    During the
                                   -------------------------   Stock-Based      Paid-in       Paid-in     Development      Total
                                      Shares        Amount    Compensation      Capital       Capital        Stage       (Deficit)
                                   -----------   -----------   -----------    -----------   -----------   -----------   -----------

Balance, April 18, 2006
 (Inception)                                --   $        --   $        --    $        --   $        --   $        --   $        --

Common stock issued for:
  License agreement with
   related party                    40,000,000        40,000            --             --            --            --        40,000
  Officers/director compensation       300,000           300            --         29,700            --            --        30,000
  Current services                   1,300,000         1,300            --        128,700            --            --       130,000
Stock options (1,425,000) issued
 to officers/directors                      --            --      (144,584)            --       144,584            --            --
Amortization of stock-based
 compensation                               --            --        13,679             --            --            --        13,679
Net (Loss) for the period
 4/18/06 to 12/31/06                        --            --            --             --            --      (624,519)     (624,519)
                                   -----------   -----------   -----------    -----------   -----------   -----------   -----------

Balance, December 31, 2006          41,600,000        41,600      (130,905)       158,400       144,584      (624,519)     (410,840)

Common stock issued for:
  Cash                                 628,571           629            --        301,371            --            --       302,000
  CEO compensation                   1,500,000         1,500            --        148,500            --            --       150,000
  Endorsement rights                   500,000           500       (50,000)        49,500            --            --            --
  Current services                     525,000           525      (330,000)       341,975            --            --        12,500
  Leasehold rights to pilot
   restaurant                          228,571           229            --        119,771            --            --       120,000
  Satisfaction of trade payables        10,173            10            --          1,566            --            --         1,576
  Future store opening promotion     1,375,000         1,375      (623,750)       622,375            --            --            --
Stock options (425,000) issued
 to CEO as compensation                     --            --       (42,013)            --        42,013            --            --
Common stock conversion
 priveledges to debtholders                 --            --      (322,587)            --       322,587            --            --
Warrants issued to convertible
 debtholders                                --            --      (322,588)            --       322,588            --            --
Conversion of convertible debt
 to common stock                     8,445,509         8,445            --        836,107            --            --       844,552
Amortization of stock-based
 compensation                               --            --       777,269             --            --            --       777,269
Net (Loss) for the Year Ended
 December 31, 2007                          --            --            --             --            --    (1,983,797)   (1,983,797)
                                   -----------   -----------   -----------    -----------   -----------   -----------   -----------

Balance, December 31, 2007          54,812,824        54,813    (1,044,574)     2,579,565       831,772    (2,608,316)     (186,740)

Common stock issued for:
  Cash                               1,673,332         1,673            --        139,327            --            --       141,000
  Services performed by the CIO        266,666           267            --         41,733            --            --        42,000
  Future marketing services          3,000,000         3,000            --        987,000            --            --       990,000
  Exercise of stock options             50,000            50         8,000         12,450            --            --        20,500
  Current services                   7,253,332         7,253            --        601,922            --            --       609,175
Conversion of short-term advance
 to common shares                      366,666           367            --         62,633            --            --        63,000
Warrants issued in conjunction
 with debt offerring                        --            --            --             --        31,123            --        31,123
Amortization of stock-based
 compensation                               --            --       928,032             --            --            --       928,032
Net (Loss) for the Year Ended
 December 31, 2008                          --            --            --             --            --    (3,343,130)   (3,343,130)
                                   -----------   -----------   -----------    -----------   -----------   -----------   -----------

Balance, December 31, 2008          67,422,820        67,423      (108,542)     4,424,630       862,895    (5,951,446)     (705,040)
Common stock issued for:
  Consideration in financing         3,325,000         3,325            --        108,970            --            --       112,295
  Services                             103,000           103            --          2,802            --            --         2,905
Amortization of stock-based
 compensation                               --            --         6,665             --            --            --         6,665
Net (Loss) for the Quarter Ended
 March 31, 2009                             --            --            --             --            --      (246,245)     (246,245)
                                   -----------   -----------   -----------    -----------   -----------   -----------   -----------

Balance, March 31, 2009             70,850,820        70,851      (101,877)     4,536,402       862,895    (6,197,691)     (829,420)

Common stock issued for:
  Consideration in financing        15,112,926        15,113            --        263,842            --            --       278,955
Warrants issued in conjunction
 with debt restructuring                    --            --            --             --        92,182            --        92,182
Amortization of stock-based
 compensation                               --            --         6,664             --            --            --         6,664
Net (Loss) for the Quarter Ended
 June 30, 2009                              --            --            --             --            --      (231,514)     (231,514)
                                   -----------   -----------   -----------    -----------   -----------   -----------   -----------

Balance, June 30, 2009              85,963,746   $    85,964   $   (95,213)   $ 4,800,244   $   955,077   $(6,429,205   $  (683,133)
                                   ===========   ===========   ===========    ===========   ===========   ===========   ===========

                           The accompanying notes are an integral part of these financial statements.



                                                    SMOKY MARKET FOODS, INC.
                                                  (A Development Stage Company)
                                                    Statements of Cash Flows
                                                           (UNAUDITED)


                                                For the Three Months Ended:        For the Six Months Ended:      April 18, 2006
                                              ------------------------------    ------------------------------    (Inception) to
                                              June 30, 2009    June 30, 2008    June 30, 2009    June 30, 2008    June 30, 2009
                                              -------------    -------------    -------------    -------------    -------------

Operating Activities
  Net (Loss)                                  $    (231,514)   $    (914,411)   $    (477,761)   $  (1,283,264)   $  (6,429,205)
  Stock-based financing and compensation
   costs                                             30,896          746,876           62,929          949,401        3,781,260
  Gain from non-cash settlement of bank
   overdraft                                        (19,353)              --          (19,353)              --          (19,353)
  Depreciation and amortization                      34,045            9,601           40,757           19,202          139,289
  Accrued interest capitalized as new debt            2,000               --            2,000               --           60,451
  Adjustments to reconcile net loss to
    cash used in operating activities:
    (Increase) decrease in accounts
     receivable                                          --               --               --               --               --
    (Increase) decrease in prepaid expenses         (20,533)              --          (20,383)              --          (20,533)
    (Increase) decrease in inventory                 (4,432)              --           (5,206)              --          (27,332)
    Increase (decrease) in accounts payable        (137,027)         162,147          (90,868)         232,475          253,380
    Increase (decrease) in due to employees          19,299               --           40,115               --          304,885
    Increase (decrease) in bank overdraft           (20,000)              --          (20,000)              --           19,353
    Increase (decrease) in accrued interest          17,933               --           17,933               --           17,933
                                              -------------    -------------    -------------    -------------    -------------

Net Cash (Used) by Operating Activities            (328,686)           4,213         (469,837)         (82,186)      (1,919,872)
                                              -------------    -------------    -------------    -------------    -------------

Investing Activities
  Purchase of property and equipment                (57,495)         (27,499)         (72,012)         (30,498)        (445,145)
  Deposits and other asset purchases                (70,283)         (70,000)         (70,283)         (78,000)         (81,616)
                                              -------------    -------------    -------------    -------------    -------------

Net Cash (Used) by Investing Activities            (127,778)         (97,499)        (142,295)        (108,498)        (526,761)
                                              -------------    -------------    -------------    -------------    -------------

Financing Activities
  Proceeds from issuance of common stock                 --           12,500               --          113,500          455,500
  Proceeds from issuance of convertible
   notes                                                 --               --               --               --          786,100
  Proceeds from issuance of promissory
   notes                                          1,500,000               --        1,650,000               --        2,150,000
  Proceeds from (payments on) short term
   advances - net                                   (16,250)          85,000               --           90,000          130,000
  Principal payments on capital lease
   obligations                                       (7,231)          (4,325)         (12,578)          (8,300)         (49,395)
                                              -------------    -------------    -------------    -------------    -------------

Net Cash Provided by Financing Activities         1,476,519           93,175        1,637,422          195,200        3,472,205
                                              -------------    -------------    -------------    -------------    -------------

Net Increase (Decrease) in Cash                   1,020,055             (111)       1,025,290            4,516        1,025,572

Cash, Beginning of Period                             5,517           20,862              282           16,235               --
                                              -------------    -------------    -------------    -------------    -------------

Cash, End of Period                           $   1,025,572    $      20,751    $   1,025,572    $      20,751    $   1,025,572
                                              =============    =============    =============    =============    =============

Supplemental Information:
  Interest Paid                               $       3,254    $      11,433    $       5,905    $         904    $    (100,810)

  Income Taxes Paid                           $          --    $          --    $          --    $          --    $          --

  Intangible Assets Acquired in Exchange
   for Common Stock                           $          --    $          --    $          --    $          --    $     125,000

  Convertible Promissory Notes and Accrued
   Interest Exchanged for Common Stock        $          --    $          --    $          --    $          --    $     844,552

  Short-term Advance Exchanged for Common
   Stock                                      $          --    $      15,000    $          --    $      63,000    $      63,000

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

ACCOUNTS RECEIVABLE

Management monitors the liquidity and creditworthiness of accounts receivable due from customers on an ongoing basis, considering industry and economic conditions and other factors. These factors form the basis for calculating and recording an allowance for doubtful accounts, which is an estimate of future credit losses. The Company writes off individual accounts receivable against the bad debt allowance when the Company determines a balance is uncollectible. Management has determined that the bad debt allowance is appropriately established at $-0- as of both June 30, 2009 and December 31, 2008.

INVENTORY

Inventory consists of Smoky Market food items and branded packaging. It is valued at the lower of cost or market using the average cost method. Inventory was as follows at:

                                               June 30,             December 31,
                                                 2009                   2008
                                             ------------           ------------

Finished Goods                               $         --           $         --
Raw Materials                                      27,332                 22,126
                                             ------------           ------------
                                             $     27,332           $     22,126
                                             ============           ============

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets' estimated economic lives, which range from 3 to 25 years. Property and equipment were as follows as of:

                                                June 30,           December 31,
                                                 2009                 2008
                                             -------------        -------------


Leasehold Improvements                       $     284,025        $     250,362
Processing Equipment                               104,771              104,771
Kiosks                                              90,205               46,200
Operating Equipment                                 72,405               78,062
Office Equipment                                    29,112               29,112
Software                                            27,831               27,831
Transportation Equipment                            10,078               10,077
Smallwares                                           3,765                3,765
                                             -------------        -------------
                                                   622,192              550,180
Accumulated depreciation                           (99,289)             (87,865)
                                             -------------        -------------
                                             $     522,903        $     462,315
                                             =============        =============

Leasehold improvements are capitalized and amortized over the remaining term of the leased facility. The Company recorded $5,712 and $8,601 in depreciation expense relating to the assets above for three months ended June 30, 2009 and 2008.

INTANGIBLE ASSETS

Intangible assets were as follows as of:

                                                   June 30,         December 31,
                                                     2009              2008
                                                 ------------       ------------

License to Smoky Market brand                          40,000             40,000
  and cooking technology
Less accumulated amortiztion                           40,000             10,667
                                                 ------------       ------------
                                                 $         --       $     29,333
                                                 ============       ============

The license was fully amortized in the second quarter of 2009 because the Company purchased the related intellectual property outright.

DEPOSITS

Deposits were as follows as of:

                                                       June 30,     December 31,
                                                         2009           2008
                                                     ------------   ------------
Construction deposit on restaurant buildout          $     70,000   $         --
Security deposits at leased real estate facilities         10,500         10,500
Other                                                       1,116            833
                                                     ------------   ------------
                                                     $     81,616   $     11,333
                                                     ============   ============

BANK OVERDRAFT

Smoky Market Foods, Inc. settled a previous bank overdraft position with one of its previous banking institutions during the second quarter of 2009. The overdraft was settled for $19,353 less than the face value, which was recognized as other income.

ADVANCES

As of June 30, 2009 and December 31, 2008, the Company was indebted to several individuals for loans which are non-interest bearing, unsecured advances with no formal repayment terms. Repayment of the loans is expected within the next twelve months, so the debt has been classified as a current obligation.

FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2009 and December 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value. The carrying value of the Company's capitalized leases approximated their fair value based on the current market conditions for similar debt instruments.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. As of June 30, 2009 and December 31, 2008, management believes that there is no impairment of long-lived assets.

REVENUE RECOGNITION

As of June 30, 2009, the Company was still in the development stage. As such, the only revenue consisted of minimal amounts of ecommerce sales. Such sales are recognized at the time of shipment.


SHIPPING AND HANDLING

Shipping and handling charged to customers can vary depending on pricing strategies, market conditions, etc., and is not necessarily based on the recovery of cost. Accordingly, shipping and handling charges are recorded as a component of sales while the corresponding shipping and handling costs are reflected as a component of cost of goods sold.

ADVERTISING COSTS

All advertising costs are charged to expense as incurred or the first time the advertising takes place, unless it is direct-response advertising that results in probable future economic benefits. Advertising expenses were $-0- for both the three months ended June 30, 2009 and 2008.

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


NOTE 2.  GOING CONCERN

The Company's ability to continue as a going concern is contingent upon its ability to commence profitable operations and/or obtain additional debt and/or capital financing. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.
The Company has experienced $6,429,205 in losses since inception which relate mainly to the Company's search for debt and equity financing necessary to carry out its business plan. The Company has had no material revenue generating operations since inception. In an effort to recapitalize the Company, management has authorized the sale of $10,000,000 of Preferred Stock (see Note 5). However, there can be no assurances that the Company will find investors to purchase such preferred shares. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


NOTE 3.  NOTES PAYABLE

In September 2008, the Company received $500,000 from a trust in exchange for a $500,000 promissory note and 300,000 warrants to purchase the Company's common stock. The promissory note is non-interest bearing and is due on September 30, 2010. The warrants have an exercise price of $.15 per share and expire on the due date of the promissory note. The warrants were valued at $9,172 using the Black-Scholes method, and classified as a note discount.

In January 2009, the Company received $150,000 from a limited liability company ("LLC") which is related to the trust described above, in exchange for a $150,000 promissory note and 1,500,000 shares of common stock. The note was due and payable within 60 days subsequent to issuance. According to the loan agreement, an additional 1,500,000 common shares were issued to the LLC in March 2009 as the note was not repaid during the mandatory 60-day repayment period. The note shall accrue interest beginning in the second quarter of 2009. The shares were valued at $100,500 and classified as a note discount.

In June 2009, the above loans were combined, along with an additional $1,500,000 in proceeds, plus $2,000 in previously accrued interest, to form a new $2,152,000 loan. The loan accrues interest at a 10% annual rate, with all principal and interest due and payable upon the two-year maturity on May 28, 2011. A portion of the principal must be retired, under the terms of the note agreement, when/if the Company obtains in excess of $2 million of equity financing. Fifty percent of any equity raised above $2 million must be used to pay down principal on this promissory note. The lender received 11,587,926 common shares and 1,852,500 warrants to purchase common stock as additional compensation in the transaction. The warrants have an exercise price of $.15 per share and expire in May 2014. They were valued at $92,182 using the Black Scholes method and are being amortized over the two year life of the note along with the value of the common stock issued in connection with the debt. The combined warrants and common stock issued to-date with respect to the combined debt reflect a note discount, and are therefore netted against the promissory note on the balance sheet. Amortization expense on this note discount was $23,642 and $-0- for the three months ended June 30, 2009 and 2008, respectively.

The Company accrued $17,933 and $-0- in interest expense with respect to this promissory note for the three months ended June 30, 2009 and 2008.


NOTE 4.  CAPITAL LEASE OBLIGATIONS

The Company assumed multiple lease obligations in the transaction described in
Note 6. The leases have been capitalized and are reflected as liabilities on the balance sheet. Future lease obligations are as follows at:


                                                     June 30,       December 31,
                                                       2009             2008
                                                   ------------     ------------

Minimum lease payments for:
  Next twelve months                               $      2,818     $     16,527
  Following twelve months
  Thereafter                                                 --               --
                                                   ------------     ------------
  Total                                                   2,818           16,527
Amounts representing interest                               165            1,295
                                                   ------------     ------------
Present value of minimum lease payments                   2,653           15,232
Current portion                                           2,653           15,232
                                                   ------------     ------------
Long-term portion                                  $         --     $         --
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

Preferred Stock
---------------

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company's preferred stock with a $.001 par value. Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. No preferred shares had been issued as of June 30, 2009 and December 31, 2008.

STOCK TRANSACTIONS:
-------------------

The Company has engaged in numerous transactions whereby shares of common stock (description above) were given in exchange for cash and/or services. The Statement of Stockholders' Equity provides a summary of such transactions.

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

As of June 30, 2009, the Company issued an additional 3,500,000 shares to Smoky Systems, LLC in an outright purchase of the intangible assets described above. The purchase was valued at $-0-, which was the related party's cost basis for the asset.

The Company also purchased certain tangible assets from Smoky Systems in a bulk asset purchase in 2006. The purchase was consummated at Smoky Systems, LLC's net book value on such assets.

The transaction is summarized as follows:

   Property and equipment acquired                                    $  163,628
   Less assumed capital leases                                            52,048
                                                                      ----------
   Net purchase price                                                 $  111,580
                                                                      ==========

As of June 30, 2009 and December 31, 2008 the Company owed $115,783 and $87,364 to related parties for past operating expenses. Such debts were reflected as related party trade payables on the balance sheets, bear no interest and have no formal repayment terms.

NOTE 7 - COMMITMENTS

OPERATING LEASE COMMITMENT
--------------------------

The Company is obligated under a long-term lease of restaurant property in Los Gatos, California through February 2013. Base monthly rent was $5,150 as of June 30, 2009 with monthly common area maintenance ("CAM") charges estimated at $1,043. Required minimum rent was $15,450 and $15,000 for the three months ended June 30, 2009 and 2008, respectively. Future minimum lease payments, exclusive of CAM charges, are as follows for the twelve months ending June 30:

           2010                     $  62,573
           2011                        64,450
           2012                        66,383
           2013                        39,393
           2014                            --
                                    ---------
          Total                     $ 232,799
                                    =========

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

COMMON STOCK OPTION PLAN
------------------------

The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan. Information relating to options issued through June 30, 2009 under this plan is as follows:

                                                                        Weighted
                                            Options and                 Average
                                            Stock Awards                 Option
                                             Available     Number of    Exercise
                                             for Grant       Shares      Price
                                            ------------  ------------  --------
Outstanding as of April 18, 2006 (Inception)          --            --        --
  Shares reserved                              6,500,000            --        --
  Options granted                             (1,462,500)    1,462,500  $   0.10
  Options exercised                                   --            --        --
  Options canceled                                    --            --        --
                                            ------------  ------------
Outstanding as of December 31, 2006            5,037,500     1,462,500  $   0.10
  Shares reserved                                     --            --        --
  Options granted                               (425,000)      425,000  $   0.10
  Stock awards granted                        (1,775,000)    1,775,000       n/a
  Options exercised                                   --            --        --
  Options canceled                                    --            --        --
                                            ------------  ------------
Outstanding as of December 31, 2007            2,837,500     3,662,500  $   0.10
  Shares reserved                                     --            --        --
  Options granted                                     --            --        --
  Stock awards granted                        (2,020,000)    2,020,000       n/a
  Options exercised                                   --            --        --
  Options canceled                                    --            --        --
                                            ------------  ------------
Outstanding as of December 31, 2008              817,500     5,682,500  $   0.10
  Shares reserved                                     --            --        --
  Options granted                                     --            --        --
  Stock awards granted                                --            --       n/a
  Options exercised                                   --            --        --
  Options canceled                                    --            --        --
                                            ------------  ------------
Outstanding as of March 31, 2009                 817,500     5,682,500  $   0.10
  Shares reserved                                     --            --        --
  Options granted                                     --            --        --
  Stock awards granted                                --            --       n/a
  Options exercised                                   --            --        --
  Options canceled                                    --            --        --
                                            ------------  ------------
Outstanding as of June 30, 2009                  817,500     5,682,500  $   0.10
                                            ============  ============

The following table summarizes information about stock options outstanding and exercisable at June 30, 2009:


                                    Stock Options Outstanding
                          -------------------------------------------
                                          Weighted-
                                           Average
                           Number of      Remaining      Weighted-
                            Options      Contractual      Average
     Exercise Price       Outstanding   Life in Years  Exercise Price
------------------------  -----------   -------------  --------------
         $0.10             1,887,500         4.06      $         0.10

                           Stock Options Exercisable
                          ---------------------------
                           Number of     Weighted-
                            Options       Average
     Exercise Price       Exercisable  Exercise Price
------------------------  -----------  --------------
          $0.10            1,221,875   $         0.10


The assumptions used in computing fair value of options is as follows:

Expected stock price volatility                               186.0%
Risk-free interest rate                                         4.7%
Expected term (years)                                           7.00
Weighted-average fair value of stock options granted        $  0.099

COMMON STOCK WARRANTS
---------------------

The following is a summary of the status of all the Company's stock warrants as of June 30, 2009 and changes during the periods then ended:

                                                                      Weighted
                                                     Number            Average
                                                       of             Exercise
                                                    Warrants           Price
                                                   ----------       -----------
Outstanding, January 1, 2007                        4,836,000       $      0.25
  Granted                                           3,025,000              0.25
  Exercised                                                --                --
  Cancelled                                                --                --
                                                   ----------       -----------
Outstanding, December 31, 2007                      7,861,000              0.25
  Granted                                             300,000              0.15
  Exercised                                                --                --
  Cancelled                                        (7,861,000)             0.25
                                                   ----------       -----------
Outstanding, December 31, 2008                        300,000              0.15
  Granted                                                  --                --
  Exercised                                                --                --
  Cancelled                                                --                --
                                                   ----------       -----------
Outstanding, March 31, 2009                           300,000       $      0.15
  Granted                                           1,852,500              0.15
  Exercised                                                --                --
  Cancelled                                                --                --
                                                   ----------       -----------
Outstanding, June 30, 2009                          2,152,500       $      0.15
                                                   ==========       ===========

Warrants exercisable at June 30, 2009               2,152,500       $      0.15
                                                   ==========       ===========
Warrants exercisable at December 31, 2008             300,000       $      0.15
                                                   ==========       ===========

The following tables summarize information about stock warrants outstanding and exercisable at June 30, 2009:


                                  Stock Warrants Outstanding
                          -------------------------------------------
                                           Average
                           Number of      Remaining      Weighted-
                           Warrants      Contractual      Average
     Exercise Price       Outstanding   Life in Years  Exercise Price
------------------------  -----------   -------------  --------------
         $0.15              2,152,500        4.82      $         0.15


                           Stock Warrants Exercisable
                          ---------------------------
                           Number of     Weighted-
                           Warrants       Average
     Exercise Price       Exercisable  Exercise Price
------------------------  -----------  --------------
         $0.15              2,152,500  $         0.15


NOTE 8 - PRIOR YEAR RESTATEMENT

The income statement for the three months ended June 30, 2008 has been restated to correct for an accounting error relating to the amortization of an intangible asset related to the license for the Smoky Market intellectual property. The license should have been amortized at the rate of $1,000 per quarter. A summary of the changes to the previously issued income statement are as follows:

                                                          For the Three Months Ended
                                                   ------------------------------------------
                                                     June 30,
                                                       2008                        June 30,
                                                   As Previously                    2008
                                                     Stated        Adjustments   As Restated
                                                   ------------    -----------   ------------

Revenue                                            $         --                  $         --

Cost of Goods Sold                                           --                            --
                                                   ------------                  ------------

Gross Profit (Loss)                                          --                            --
                                                   ------------                  ------------

Operating Expenses
    Salaries, Wages & Benefits - related parties         10,450                        10,450
    Marketing                                             1,050                         1,050
    Rent                                                 27,633                        27,633
    Professional fees                                    13,886                        13,886
    Depreciation/amortization                             8,601          1,000          9,601
    Stock based compensation - related parties
      Salaries, Wages & Benefits                         60,000                        60,000
      Professional                                      367,125                       367,125
      Financing                                         394,750                       394,750
    Other                                                30,820                        30,820
                                                   ------------                  ------------

                                                        914,315                       915,315
                                                   ------------                  ------------

Operating Loss                                         (914,315)                     (915,315)
                                                   ------------                  ------------

Other Income (Expense)
    Interest Income                                          --                            --
    Interest Expense                                        904                           904
                                                   ------------                  ------------

Other Expense - Net                                         904                           904
                                                   ------------                  ------------

Loss before Income Taxes                               (913,411)                     (914,411)

Income Taxes                                                 --                            --
                                                   ------------                  ------------

Net (Loss)                                         $   (913,411)                 $   (914,411)
                                                   ============                  ============

Basic and Diluted
  (Loss) per Share:
    Basic and Diluted                              $     (0.015)                 $     (0.015)
                                                   ============                  ============

  Weighted Average
    Number of Shares                                 61,367,265                    61,367,265
                                                   ============                  ============


                                       18

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

OVERVIEW

         We use USDA-approved, custom-engineered, proprietary wood-burning oven technology to produce a complete line of Smoke-BakedTM meat and fish. We plan to sell smoked foods through the development of a national chain of Smoky Market restaurant-stores and self-contained kiosks that operate inside qualified high-traffic venues such as sports arenas, college campuses, corporate dining areas and airports. We plan to produce principal menu items in bulk at a centralized location. We expect to be able to deliver food of consistent size, taste and quality without the need to install smoking ovens for on-site cooking or to train skilled cooks to handle raw product at numerous locations. We believe this will permit our development of a national chain operation while substantially reducing operating costs relative to labor and product shrinkage.

         We have developed the core smoked-meat recipes for our proposed business, entered into an agreement with a commercial meat processor at which we have placed a proprietary oven capable of producing approximately 100,000 pounds of smoked meat per month, tested the re-heating process for our menu items and completed concept designs for our proposed restaurant-stores and kiosks. Our flagship restaurant, which is currently being remodeled, is located in Los Gatos, California and is scheduled to open in September 2009. Beginning in 2010, and assuming the availability of capital, we plan to open additional stores in the Western and Mid-West regions of the country.

         Also beginning in September 2009, we plan to commence retail sales operations from our internet web site, which will enable food buyers from across the country to order our products online and to receive their order within just a few days. Our internet operating plan is to create marketing affiliations with existing network marketers, non-profit organizations and other selected consumer organizations such as RV industry trade groups, under which we would pay commissions in return for sponsorship and promotional representation by these marketing affiliates.

         We have generated net losses in each fiscal year since our inception. Our current focus is on generating sales of food products under the Smoky Market(R) brand principally through company-owned restaurant-stores & kiosks, and through internet sales. As discussed in "Liquidity and Capital Resources" below, in June 2009 we received $1.5 million in capital financing, which we are using toward launching revenue-producing operations beginning in September 2009. However, we also estimate that we will need approximately $3.5 million of additional financing in order to expand our chain of Smoky Market restaurant-stores, to launch kiosks, and to increase promotion of our internet sales so that we can generate sufficient revenue to continue operations. We estimate that, to begin operations, each Smoky Market restaurant-store will require approximately $275,000, each kiosk will require approximately $115,000, and approximately $25,000 per month will be needed to successfully grow our internet business.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2009, we had cash and cash equivalents of $1,025,572 and working capital of $437,520, as compared to cash and cash equivalents of $282 and a working capital deficit of $716,046 as of December 31, 2008. To finance the expansion of our foodservice concept and Internet operations, we intend to issue debt and/or equity securities, including warrants and convertible securities beginning in the third quarter of 2009. In a June 2009 financing transaction, we received $1,500,000 in cash and $652,600 in debt cancellation for a promissory note in the amount of $2,152,500 together with shares of our common stock and warrants to purchase additional shares of our common stock. Under the terms of the promissory note, we are obligated to make payment on the full principal amount, plus interest accruing at 10% per year, by May 29, 2011, and we may prepay any amount of principal or interest at any time without penalty. We have agreed to pay as a pre-payment of the principal amount of the promissory note at least 50% of the net proceeds above $2,000,000 of any subsequent offering of our capital stock.

         We are using the proceeds of the financing transaction to help launch our flagship restaurant in September 2009 in Los Gatos, California. We believe that a minimum of $3.5 million of additional financing will be required in order to execute the remainder of the initial expansion phase of our business plan. Expected capital expenditures during the remainder of 2009 are expected to be limited to branded collateral material costs of approximately $75,000, marketing and advertising costs of approximately $25,000 to promote our Los Gatos restaurant-store, approximately $35,000 of marketing and advertising costs to promote our internet sales operations, and possibly as much as $1,000,000 to secure and remodel two additional restaurant-store locations and open two kiosk venues. Depending upon the amount of capital we are able to raise for expansion, beginning in 2010 we intend to open additional restaurant-stores and kiosks in other regions of the country.

         Assuming the success of our initial foodservice concept and internet operations, which are expected to utilize a substantial portion of our existing production capacity, we anticipate the need to invest as much as $1,000,000 to create additional production capacity at our processing affiliate's production facility to support our expanded marketing operations. This will most likely require the expansion of our existing food processing facility to create additional production space for more ovens and packaging equipment. In connection with the expansion of the processing affiliate's property, we expect to secure a long-term lease on the addition as well as an option to purchase the entire property of our processor affiliate for a structured purchase price. We anticipate that the financing to pay for the proposed building addition will be generated from a combination of our sales beginning in the third quarter of 2009 and additional financing transactions involving debt or equity securities. If we are unable to obtain financing to construct the building addition as planned, we will be forced to significantly curtail our proposed expansion, and our ability to grow revenue will be halted until increased capacity can be created.

CAPITAL COMMITMENTS

         The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of June 30, 2009:

IN THOUSANDS OF DOLLARS
                                  Less Than                              After
Contractual Obligations            1 Year     1-3 Years    4-5 Years    5 Years
-------------------------------   --------    ---------    ---------    -------
Notes payable                     $     --    $   2,152    $      --    $    --
Interest on notes payable         $     --    $      18           --         --
Short-term advances               $     75    $      --           --         --
Capital leases                    $      3    $      --    $      --    $    --
Facilities and property leases    $     63    $     170           --         --
CEO compensation                  $    146    $      --           --         --
                                  --------    ---------    ---------    -------
Total Contractual Obligations     $    287    $   2,340    $      --    $    --
                                  ========    =========    =========    =======

RESULTS OF OPERATIONS

         We had no revenues from operations during both the three-month period ending June 30, 2009 and the comparable period ending June 30, 2008, and our operating expenses decreased in the three-month period ending June 30, 2009, as compared to the same period ending June 30, 2008. Additionally, our revenues from operations and our operating expenses decreased in the six-month period ending June 30, 2009, as compared to the comparable period in 2008. The changes in operating revenues and expenses are summarized and discussed in the table below and the discussion that follows.

         REVENUES AND EXPENSES. Our operating results for the three-month and six-month periods ended June 30, 2009 and the comparable periods in 2008 are summarized as follows:

                                        FOR THE THREE-MONTH               FOR THE SIX-MONTH
                                           PERIOD ENDED                      PERIOD ENDED
                                   JUNE 30, 2009  JUNE 30, 2008      JUNE 30, 2009  JUNE 30, 2008
REVENUE                                  - 0 -          - 0 -              - 0 -    $       287
COST OF GOODS SOLD                       - 0 -          - 0 -              - 0 -          - 0 -
GROSS PROFIT (LOSS)                      - 0 -          - 0 -              - 0 -    $       287
OPERATING EXPENSES
    SALARIES, WAGES & BENEFITS     $    78,429    $    10,450        $   167,290    $    80,711
    MARKETING                      $       214    $     1,050        $       214    $    10,488
    RENT                           $    24,976    $    27,633        $    65,582    $    46,487
    PROFESSIONAL FEES              $    32,227    $    (1,114)       $    88,302    $    21,944
    DEPRECIATION/AMORTIZATION      $    57,687    $     9,601        $    73,921    $    19,202
    STOCK BASED COMPENSATION
      SALARIES, WAGES & BENEFITS   $     6,664    $    60,000        $    13,328    $   105,260
      PROFESSIONAL                       - 0 -    $   367,125        $     2,905    $   442,474
      FINANCING                    $       590    $   394,750        $    13,532    $   476,666
    OTHER                          $    29,852    $    44,012        $    49,162    $    68,886
OPERATING LOSS                     $  (230,640)   $  (913,507)       $  (474,236)   $(1,271,831)
OTHER EXPENSE - NET                $      (874)   $      (904)       $    (3,525)   $   (11,443)
NET (LOSS)                         $  (231,514)   $  (914,411)       $  (477,761)   $(1,283,264)

THREE MONTH PERIODS ENDED JUNE 30, 2009 AND JUNE 30, 2008

         Revenues were zero in the quarterly periods ended June 30, 2009 and June 30, 2008. Operating expenses decreased by $682,867, from $913,507 in the three-month period ended June 30, 2008 to $230,640 during the same period in 2009. Because we had no revenue during either of the three-month periods ended June 30, 2009 and June 30, 2008, our operating loss decreased by the same amount, from the same amounts, as our operating expenses during those periods.

         The decrease in operating expenses was due primarily to decreases in stock-based compensation in the categories of professional compensation, financing, and salaries, wages and benefits. Stock-based compensation in the category of professional services decreased from $367,125 in the three-month period ended June 30, 2008 to $0 during the same period in 2009. The decrease was due to multiple common stock issuances exchanged for services in the second quarter of 2008 and no similar transaction during the quarter ended June 30, 2009. Stock-based compensation in the category of financing decreased from $394,750 in the three-month period ended June 30, 2008 to $590 during the same period in 2009. The decrease was due to multiple stock issuances exchanged for services in the second quarter of 2008 and only negligible activity in that regard in the second quarter of 2009. Stock-based compensation in the category of salaries, wages and benefits decreased by $53,336, from $60,000 in the three-month period ended June 30, 2008 to $6,664 during the same period in 2009. The decrease in these categories of stock-based compensation is due primarily to an employee being paid for services through the issuance of shares of common stock in the second quarter of 2008 and no similar transaction in the second quarter of 2009.

         The decreases in operating expenses described in the previous paragraph were partially offset by increases in other operating expenses. Our salaries, wages and benefits expenses increased by $67,979, from $10,450 in the three-month period ended June 30, 2008 to $78,429 during the same period in 2009, due primarily to increased staffing operations in order to accommodate our anticipated inception of revenue generating operations in the third quarter of 2009. Our professional fees increased by $33,341, from $(1,114) in the three-month period ended June 30, 2008 to $32,227 during the same period in 2009. The increase in professional fees is primarily due to higher legal and accounting costs in the second quarter of 2009 over the second quarter of 2008 due to multiple corporate initiatives and SEC reporting requirements. Overall, the increases in these categories of operating expenses were not as great as the decreases in the operating expenses described in the previous paragraph.

SIX MONTH PERIODS ENDED JUNE 30, 2009 AND JUNE 30, 2008

         Revenues decreased by $287 from $287 in the six-month period ended June 30, 2008 to $0 in the same period in 2009, while operating expenses decreased by $797,882, from $1,272,118 in the six-month period ended June 30, 2008 to $474,236 during the same period in 2009. As a result, our operating loss decreased by $797,595, from $1,271,831 in the six-month period ended June 30, 2008 to $474,236 during the same period in 2009.

         The decrease in operating expenses was due primarily to decreases in marketing expenses and stock-based compensation in the categories of professional compensation, financing, and salaries, wages and benefits. Marketing expenses decreased by $10,274, from $10,488 in the six-month period ended June 30, 2008 to $214 in the same period during 2009. The decrease in marketing expenses was primarily due to marketing initiatives in the first six months of 2008 that were discontinued and therefore not incurred in the first six months of 2009. Stock-based compensation in the category of professional services decreased by $439,569, from $442,474 in the six-month period ended June 30, 2008 to $2,905 during the same period in 2009. The decrease was primarily due to a higher degree of issuance of shares of common stock in exchange for professional services in the first half of 2009 as opposed to the first half of 2009. Stock-based compensation in the category of financing decreased by $463,134, from $476,666 in the six-month period ended June 30, 2008 to $13,532 during the same period in 2009. The decrease was primarily due to a much higher degree of common stock issuances in exchange for services in the six-month period ended June 30, 2009 as opposed to the same period in 2008. Stock-based compensation in the category of salaries, wages and benefits decreased by $91,932, from $105,260 in the six-month period ended June 30, 2008 to $13,328 during the same period in 2009. The decrease in this category of stock-based compensation is due primarily to common stock issuances to employees in exchange for their services in the six-month period ended June 30, 2008 and very little of the same activity in the same period in 2009.

         The decreases in operating expenses described in the previous paragraph were partially offset by increases in other operating expenses. Our salaries, wages and benefits expenses increased by $86,711, from $80,711 in the six-month period ended June 30, 2008 to $167,290 during the same period in 2009, due primarily to increased staffing in the expectation of revenue-generating activities in the third quarter of 2009 as well as the absence of stock-based compensation in lieu of cash compensation, which did not occur in the same period in 2008. Our rent increased by $19,095, from $46,487 in the six-month period ended June 30, 2008 to $65,582 during the same period in 2009. The increase in rent is due primarily to our acquisition of the lease of a restaurant location in Los Gatos, California. Under the terms of the lease, our monthly rent is $5,150 with monthly common area maintenance charges estimated at $1,043. Our professional fees increased by $66,358, from $21,944 in the six-month period ended June 30, 2008 to $88,302 during the same period in 2009. The increase in professional fees is primarily due to several corporate initiatives and SEC reporting requirements. Overall, the increases in these categories of operating expenses were not as great as the decreases in the operating expenses described in the previous paragraph.

         CASH FLOWS. Our cash flows for the three-month and six-month periods ended June 30, 2009 and comparable period in 2008 are summarized as follows:

                                   FOR THE THREE-MONTH              FOR THE SIX-MONTH
                                      PERIODS ENDED                   PERIODS ENDED
                              JUNE 30, 2009  JUNE 30, 2008     JUNE 30, 2009  JUNE 30, 2008
NET CASH (USED) BY OPERATING   $  (328,686)   $     4,213       $  (469,837)   $   (82,186)
 ACTIVITIES
NET CASH USED BY INVESTING     $  (127,778)   $   (97,499)      $  (142,295)   $  (108,498)
 ACTIVITIES
NET CASH PROVIDED BY           $ 1,476,519    $    93,175       $ 1,637,422    $   195,200
 FINANCING ACTIVITIES
NET INCREASE IN CASH           $ 1,020,055    $      (111)      $ 1,025,290    $     4,516

CASH, BEGINNING OF PERIOD      $     5,517    $    20,862       $       282    $    16,235
CASH, END OF PERIOD            $ 1,025,572    $    20,751       $ 1,025,572    $    20,751

         We utilized more cash in our operating activities in the three-month period ended June 30, 2009, from $4,213 used by operating activities in during the same period in 2008 to $328,685 used by operating activities, primarily due to an increase in prepaid expenses, inventory, amounts due to employees, and accrued interest, as well as a decrease in accounts payable, and despite a decrease in costs associated with stock-based financing and compensation. We used more cash in our investing activities, from $97,499 in the quarterly period ended June 30, 2008 to $127,778 during the same period in 2009, primarily due to the purchase of restaurant leasehold improvements and equipment. We were able to generate more cash from financing activities, from $93,175 during the quarterly period ended June 30, 2008 to $1,476,518 during the same period in 2009, primarily due to proceeds from the sale of promissory notes and proceeds from other advances.

         We utilized more cash in our operating activities in the six-month period ended June 30, 2009, from $82,186 in the six-month period ended June 30, 2008 to $469,837 in the same period during 2009, primarily due to an increase in prepaid expenses, inventory, amounts due to employees, and accrued interest, as well as a decrease in accounts payable, and despite a decrease in costs associated with stock-based financing and compensation. We used more cash in our investing activities, from $108,498 in the six-month period ended June 30, 2008 to $142,295 during the same period in 2009, primarily due to the purchase of restaurant leasehold improvements and equipment. We were able to generate more cash from financing activities, from $195,200 during the six-month period ended June 30, 2008 to $1,025,290 during the same period in 2009, primarily due to proceeds from the sale of promissory notes and proceeds from other advances.

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

         IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. As of June 30, 2009 and December 31, 2008, management believes that there is no impairment of long-lived assets.

         REVENUE RECOGNITION

As of June 30, 2009, the Company was still in the development stage. As such, the only revenue consisted of minimal amounts of ecommerce sales. Such sales are recognized at the time of shipment.

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

ITEM 4T. CONTROLS AND PROCEDURES

     (a) Based on their evaluation as of June 30, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

      (b)There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1A.  RISK FACTORS

MATERIAL CHANGES IN RISK FACTORS
--------------------------------

         The Risk Factors set forth below do not reflect any material changes from the "Risk Factors" identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, except as follows:

         We have removed the risk factor entitled "We are dependent upon recipes and other proprietary information licensed to us by Smoky Systems, LLC and may not be able to continue our current operations without such intellectual property." In June 2009, we acquired the intellectual property that we previously licensed from Smoky Systems, LLC. As a result, the risk of termination of the license has been eliminated.

         We have removed the risk factor entitled: "Certain directors of our company are also executives of our affiliate, Smoky Systems, which may lead to a conflict of interest." In June 2009, Smoky Systems, LLC distributed 38,500,000 shares of common stock to its members. As a result, it is no longer a 10% shareholder of the Company. In addition, Edward Feintech resigned as manager of Smoky Systems, and we terminated our license with Smoky Systems and acquired the underlying assets. As a result, the conflicts of interest that previously existed has largely been eliminated.

          We also have made immaterial edits and updated the financial and other data referenced in the risk factors as of a recent practicable date.

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

         Smoky Systems, LLC was established in 2000 and attempted to create a national smoked good business similar to that which we are attempting to establish. Smoky Systems was unable to generate significant revenues or profits, principally because it was not able to secure financing as a private company to formally launch operations. We have acquired our recipes, trademarks, basic modular restaurant design, and other intellectual property for our smoked-foods processing, marketing, branding and operations from Smoky Systems and are attempting to successfully implement a similar business plan under the same management team. We are subject to the same risks, including risks related to the raising of capital and the attractiveness of our business plan, as Smoky Systems, and may similarly be unable to generate significant revenues or profits.

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

WE WILL BE UNABLE TO IMPLEMENT OUR BUSINESS PLAN IF WE CANNOT RAISE SUFFICIENT CAPITAL AND MAY BE REQUIRED TO PAY A HIGH PRICE FOR CAPITAL.

         As of June 30, 2009, we had $1,025,572 in cash and cash equivalents. We need to obtain a significant amount of additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

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

         Our directors, officers, and 5% stockholders and their affiliates control a majority of our outstanding shares of common stock and are expected to continue to control a majority of our outstanding common stock following any financing transactions projected for the foreseeable future. These directors, officers and affiliates effectively control all matters requiring approval by the stockholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, declarations of dividends and the election of directors. This concentration of ownership may also delay, defer, or prevent a change in control and otherwise prevent stockholders other than our affiliates from influencing our direction and future.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Other than as previously reported, the Company offered and sold the following securities during the quarter ended June 30, 2009 in reliance upon exemptions from the registration requirements of the Securities Act:

         In May 2009, we offered and sold 16,000 shares of common stock with a fair market value of $320 (or $.020 per share) to an individual as incentive to provide short-term interest-free advance of funds. The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) the investors, confirmed to us that the investor was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

         In June 2009, we offered and sold 9,000 shares of common stock with a fair market value of $270 (or $.030 per share) to an individual as incentive to provide a short-term interest-free advance of funds. The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) the investors, confirmed to us that the investor was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 6.  EXHIBITS

         See the Exhibit Index attached hereto following the signature page.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Smoky Market Foods, Inc.
                                -----------------------------------------------


      August 19, 2009                    By: /s/ Edward C. Feintech
----------------------------    -----------------------------------------------
           Date                       Edward C. Feintech, President &
                                          Chief Executive Officer


      August 19, 2009                     By: /s/ Shane Campbell
----------------------------    -----------------------------------------------
           Date                                Shane Campbell
                                          Chief Financial Officer

                                  EXHIBIT INDEX


                                                      INCORPORATED BY REFERENCE/
EXHIBIT NO.                    EXHIBIT                      FILED HEREWITH
-----------  --------------------------------------   --------------------------
   31.1      Rule 13a-14(a)/15d-14(a) Certification   Filed herewith
             of Chief Executive Officer

   31.2      Rule 13a-14(a)/15d-14(a) Certification   Filed herewith
             of Chief Financial Officer

   32.1      Section 1350 Certification of Chief      Filed herewith
             Executive Officer

   32.2      Section 1350 Certification of Chief      Filed herewith
             Financial Officer