Form 10-Q
period 2009-09-30
SMOKY MARKET FOODS INC
filed 2009-11-23
CIK 1370544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 2009.

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ TO _________________

Commission file number: 000-52158

                            SMOKY MARKET FOODS, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

               NEVADA                                    20-4748589
--------------------------------------      ------------------------------------

   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)

                                 1511 E 2ND ST.
                             WEBSTER CITY, IA 50595
      --------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (866) 851-7787


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             |X|  Yes   | |  No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                             | |  Yes   | |  No

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b02 of the Exchange Act. (Check one):

      Large accelerated filer  | |             Accelerated filer  | |
      Non-accelerated filer  | |               Smaller reporting company  |X|

         Indicate by check mark whether the  registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act):                    | | Yes   |X| No

          AS OF NOVEMBER 1, 2009, THE REGISTRANT HAD 86,963,746 SHARES
                          OF COMMON STOCK OUTSTANDING.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   SMOKY MARKET FOODS, INC.
                                (A Development Stage Company)
                                        Balance Sheets
                                        --------------

                                                                    September 30,   December 31,
                                                                         2009          2008
                                                                     (Unaudited)     (Audited)
                                                                     -----------    -----------
ASSETS:
-------
Current Assets
     Cash                                                            $   501,210    $       282
     Prepaid expenses                                                     17,258            150
     Employee advances                                                       250             --
     Inventory                                                           112,598         22,126
                                                                     -----------    -----------

     Total Current Assets                                                631,316         22,558
                                                                     -----------    -----------

Property & Equipment, net of accumulated depreciation                    725,120        462,315
                                                                     -----------    -----------

Other Assets
     Intangible assets                                                        --         29,333
     Deposits                                                             11,616         11,333
                                                                     -----------    -----------
     Total Other Assets                                                   11,616         40,666
                                                                     -----------    -----------

     Total Assets                                                    $ 1,368,052    $   525,539
                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
-----------------------------------------------
Current Liabilities
     Accounts payable                                                $   142,787    $   256,884
     Accounts payable - related parties                                  111,790         87,364
     Accrued payroll costs                                               246,633        264,771
     Short-term advances                                                  75,000         75,000
     Bank overdraft                                                           --         39,353
     Current maturities of capital lease obligations                         688         15,232
                                                                     -----------    -----------

     Total Current Liabilities                                           576,898        738,604

Long-term Liabilities
     Promissory notes payable, including accrued interest,
        less amortized discount                                        1,802,614        491,975
                                                                     -----------    -----------

     Total Liabilities                                                 2,379,512      1,230,579
                                                                     -----------    -----------

Stockholders' Equity (Deficit)
     Preferred Stock, par value $.001, 10,000,000 shares
        authorized; no shares issued and outstanding                          --             --
     Common Stock, par value $.001, 200,000,000 shares authorized:
        issued and outstanding  and 85,963,746 and 67,422,820
        at September 30, 2009 and December 31, 2008, respectively         85,964         67,423
     Deferred Stock-Based Compensation                                   (88,549)      (108,542)
     Other paid-in capital                                             4,800,244      4,424,630
     Additional paid-in capital for warrants                             955,077        862,895
     Deficit accumulated during the development stage                 (6,764,196)    (5,951,446)
                                                                     -----------    -----------
     Total Stockholders' Equity (Deficit)                             (1,011,460)      (705,040)
                                                                     -----------    -----------

Total Liabilities and Stockholders' Equity (Deficit)                 $ 1,368,052    $   525,539
                                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.



                                                    SMOKY MARKET FOODS, INC.
                                                  (A Development Stage Company)
                                                    Statements of Operations
                                                           (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED:     FOR THE NINE MONTHS ENDED:    APRIL 18, 2006
                                                  ----------------------------    ----------------------------   (INCEPTION) TO
                                                  SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                      2009            2008            2009            2008            2009
                                                  ------------    ------------    ------------    ------------    ------------

Revenue                                           $        313    $         --    $        313    $         --    $     10,692

Cost of Goods Sold                                          --              --              --              --          15,302
                                                  ------------    ------------    ------------    ------------    ------------

Gross Profit (Loss)                                        313              --             313              --          (4,610)

Operating Expenses
     Salaries, Wages & Benefits                        105,060         101,272         272,350         181,983       1,083,578
     Marketing                                             507          76,500             721          86,988         238,602
     Rent                                               28,494          22,641          94,076          69,128         256,769
     Professional fees                                  54,495          79,283         142,797         101,227         511,938
     Depreciation/amortization                          35,681           9,602         109,602          28,804         208,134
     Stock based compensation - related parties
        Salaries, Wages & Benefits                       6,664           5,260          19,993         110,520         369,296
        Professional                                        --         136,850           2,905         579,324       2,105,538
        Financing                                           --         144,782          13,532         621,448       1,280,999
     Other                                              44,238          32,419          93,377         101,019         547,003
                                                  ------------    ------------    ------------    ------------    ------------

                                                       275,139         608,609         749,353       1,880,441       6,601,857
                                                  ------------    ------------    ------------    ------------    ------------

Operating Loss                                        (274,826)       (608,609)       (749,040)     (1,880,441)     (6,606,467)
                                                  ------------    ------------    ------------    ------------    ------------

Other Income (Expense)
     Interest Income                                        --              --             939              --           1,826
     Other income                                           --              --          19,353              --          19,353
     Interest Expense                                  (60,165)           (318)        (84,004)        (11,751)       (178,908)
                                                  ------------    ------------    ------------    ------------    ------------

Other Expense - Net                                    (60,165)           (318)        (63,712)        (11,751)       (157,729)
                                                  ------------    ------------    ------------    ------------    ------------

Loss before Income Taxes                              (334,991)       (608,927)       (812,752)     (1,892,192)     (6,764,196)

Income Taxes                                                --              --              --              --              --
                                                  ------------    ------------    ------------    ------------    ------------

Net (Loss)                                        $   (334,991)   $   (608,927)   $   (812,752)   $ (1,892,192)   $ (6,764,196)
                                                  ============    ============    ============    ============    ============

(Loss) per Share:
     Basic and Diluted                            $     (0.004)   $     (0.009)         (0.010)   $     (0.031)
                                                  ============    ============    ============    ============

Weighted Average Number of Shares                   85,963,746      64,434,487      78,507,001      61,021,154
                                                  ============    ============    ============    ============

                           The accompanying notes are an integral part of these financial statements.


                                                    SMOKY MARKET FOODS, INC.
                                                  (A Development Stage Company)
                                               Statements of Stockholders' Deficit
                                                           (UNAUDITED)
                                                                                                       ACCUMULATED
                                      COMMON STOCK           DEFERRED        OTHER      ADDITIONAL     DURING THE
                               -------------------------   STOCK-BASED      PAID-IN       PAID-IN      DEVELOPMENT       TOTAL
                                  SHARES       AMOUNT      COMPENSATION     CAPITAL       CAPITAL         STAGE        (DEFICIT)
                               -----------   -----------   -----------    -----------   -----------    -----------    -----------
BALANCE, APRIL 18, 2006
 (INCEPTION)                            --   $        --   $        --    $        --   $        --    $        --    $        --
 Common stock issued for:
  License agreement with
   related party                40,000,000        40,000            --             --            --             --         40,000
  Officers/director
   compensation                    300,000           300            --         29,700            --             --         30,000
  Current services               1,300,000         1,300            --        128,700            --             --        130,000
 Stock options
  (1,425,000) issued to
  officers/directors                    --            --      (144,584)            --       144,584             --             --
 Amortization of
  stock-based compensation              --            --        13,679             --            --             --         13,679
 Net (Loss) for the
  period 4/18/06 to
  12/31/06.                             --            --            --             --            --       (624,519)      (624,519)
                               -----------   -----------   -----------    -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 2006      41,600,000        41,600      (130,905)       158,400       144,584       (624,519)      (410,840)

 Common stock issued for:
  Cash                             628,571           629            --        301,371            --             --        302,000
  CEO compensation               1,500,000         1,500            --        148,500            --             --        150,000
  Endorsement rights               500,000           500       (50,000)        49,500            --             --             --
  Current services                 525,000           525      (330,000)       341,975            --             --         12,500
  Leasehold rights to pilot
   restaurant                      228,571           229            --        119,771            --             --        120,000
  Satisfaction of trade
   payables                         10,173            10            --          1,566            --             --          1,576
  Future store opening
   promotion                     1,375,000         1,375      (623,750)       622,375            --             --             --
 Stock options (425,000)
  issued to CEO as
  compensation                          --            --       (42,013)            --        42,013             --             --
 Common stock conversion
  priveledges to debtholders            --            --      (322,587)            --       322,587             --             --
 Warrants issued to
  convertible debtholders               --            --      (322,588)            --       322,588             --             --
 Conversion of convertible
  debt to common stock           8,445,509         8,445            --        836,107            --             --        844,552
 Amortization of stock-
  based compensation                    --            --       777,269             --            --             --        777,269
 Net (Loss) for the Year
  Ended December 31, 2007.              --            --            --             --            --     (1,983,797)    (1,983,797)
                               -----------   -----------   -----------    -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 2007      54,812,824        54,813    (1,044,574)     2,579,565       831,772     (2,608,316)      (186,740)

 Common stock issued for:
  Cash                           1,673,332         1,673            --        139,327            --             --        141,000
  Services performed by
   the CIO                         266,666           267            --         41,733            --             --         42,000
  Future marketing services      3,000,000         3,000            --        987,000            --             --        990,000
  Exercise of stock options         50,000            50         8,000         12,450            --             --         20,500
  Current services               7,253,332         7,253            --        601,922            --             --        609,175
 Conversion of short-term
  advance to common shares         366,666           367            --         62,633            --             --         63,000
 Warrants issued in
  conjunction with debt
  offerring                             --            --            --             --        31,123             --         31,123
 Amortization of stock-
  based compensation                    --            --       928,032             --            --             --        928,032
 Net (Loss) for the Year
  Ended December 31, 2008               --            --            --             --            --     (3,343,130)    (3,343,130)
                               -----------   -----------   -----------    -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 2008      67,422,820        67,423      (108,542)     4,424,630       862,895     (5,951,446)      (705,040)
 Common stock issued for:
  Consideration in financing     3,325,000         3,325            --        108,970            --             --        112,295
  Services                         103,000           103            --          2,802            --             --          2,905
 Amortization of stock-
  based compensation                    --            --         6,665             --            --             --          6,665
 Net (Loss) for the Quarter
  Ended March 31, 2009                  --            --            --             --            --       (246,245)      (246,245)
                               -----------   -----------   -----------    -----------   -----------    -----------    -----------
BALANCE, MARCH 31, 2009         70,850,820        70,851      (101,877)     4,536,402       862,895     (6,197,691)      (829,420)
 Common stock issued for:
  Consideration in financing    15,112,926        15,113            --        263,842            --             --        278,955
 Warrants issued in
  conjunction with debt
  restructuring                         --            --            --             --        92,182             --         92,182
 Amortization of stock-
  based compensation                    --            --         6,664             --            --             --          6,664
 Net (Loss) for the Quarter
  Ended June 30, 2009                   --            --            --             --            --       (231,514)      (231,514)
                               -----------   -----------   -----------    -----------   -----------    -----------    -----------
BALANCE, JUNE 30, 2009          85,963,746        85,964       (95,213)     4,800,244       955,077     (6,429,205)      (683,133)
 Amortization of stock-
  based compensation                    --            --         6,664             --            --             --          6,664
 Net (Loss) for the
  Quarter Ended
  September 30, 2009.                   --            --            --             --            --       (334,991)      (334,991)
                               -----------   -----------   -----------    -----------   -----------    -----------    -----------
BALANCE, SEPTEMBER 30, 2009     85,963,746   $    85,964   $   (88,549)   $ 4,800,244   $   955,077    $(6,764,196)   $(1,011,460)
                               ===========   ===========   ===========    ===========   ===========    ===========    ===========

                           The accompanying notes are an integral part of these financial statements.


                                                    SMOKY MARKET FOODS, INC.
                                                  (A Development Stage Company)
                                                    Statements of Cash Flows
                                                           (UNAUDITED)


                                                    FOR THE THREE MONTHS ENDED:   FOR THE NINE MONTHS ENDED:   APRIL 18, 2006
                                                    --------------------------    --------------------------   (INCEPTION) TO
                                                   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                       2009            2008            2009            2008         2009
                                                    -----------    -----------    -----------    -----------    -----------

Operating Activities
  Net (Loss)                                        $  (334,991)   $  (608,927)   $  (812,752)   $(1,892,192)   $(6,764,196)
  Stock-based financing and compensation costs            6,664        286,892         28,404      1,287,543      3,764,282
  Gain from non-cash settlement of bank overdraft            --             --        (19,353)            --        (19,353)
  Depreciation and amortization                          35,681          9,602        109,602         28,804        198,612
  Accrued interest capitalized as new debt                   --             --          2,000             --         60,451
  Adjustments to reconcile net loss to cash used
   in operating activities:
    (Increase) decrease in accounts receivable               --             --             --             --             --
    (Increase) decrease in inventory                    (85,265)            --          4,868             --       (112,598)
    (Increase) decrease in other current assets           3,275             --       (112,698)            --        (17,508)
    Increase (decrease) in accounts payable               1,197         19,632        (89,671)       156,505        254,577
    Increase (decrease) in due to employees             (58,502)        32,512        (18,136)        32,512        246,633
    Increase (decrease) in bank overdraft                    --        (12,500)       (20,000)        31,852         19,353
    Increase (decrease) in accrued interest              53,800             --         79,759             --         71,733
                                                    -----------    -----------    -----------    -----------    -----------

Net Cash (Used) by Operating Activities                (378,141)      (272,789)      (847,977)      (354,976)    (2,298,014)
                                                    -----------    -----------    -----------    -----------    -----------

Investing Activities
  Purchase of property and equipment                   (144,256)       (71,066)      (286,268)      (171,562)      (659,400)
  Deposits and other asset purchases                         --        (22,500)          (283)       (30,500)       (11,616)
                                                    -----------    -----------    -----------    -----------    -----------

Net Cash (Used) by Investing Activities                (144,256)       (93,566)      (286,551)      (202,062)      (671,016)
                                                    -----------    -----------    -----------    -----------    -----------

Financing Activities
  Proceeds from issuance of common stock                     --         40,000             --        153,500        455,500
  Proceeds from issuance of convertible notes                --             --             --             --        786,100
  Proceeds from issuance of promissory notes                 --        500,000      1,650,000        500,000      2,150,000
  Proceeds from (payments on) short term                     --             --             --         90,000        130,000
   advances - net
  Principal payments on capital lease obligations        (1,965)        (4,706)       (14,544)       (13,007)       (51,360)
                                                    -----------    -----------    -----------    -----------    -----------

Net Cash Provided by Financing Activities                (1,965)       535,294      1,635,456        730,493      3,470,240
                                                    -----------    -----------    -----------    -----------    -----------

Net Increase (Decrease) in Cash                        (524,362)       168,939        500,928        173,455        501,210

Cash, Beginning of Period                             1,025,572         20,751            282         16,235             --
                                                    -----------    -----------    -----------    -----------    -----------

Cash, End of Period                                 $   501,210    $   189,690    $   501,210    $   189,690    $   501,210
                                                    ===========    ===========    ===========    ===========    ===========

Supplemental Information:
  Interest Paid                                     $     6,365    $       318    $    12,270    $    11,750    $      (851)
  Income Taxes Paid                                 $        --    $        --    $        --    $        --    $        --
  Intangible Assets Acquired in
   Exchange for Common Stock                        $        --    $        --    $        --    $        --    $   125,000
  Convertible Promissory Notes and Accrued
   Interest Exchanged for Common Stock              $        --    $        --    $        --    $        --    $   844,552
  Short-term Advance Exchanged for Common Stock     $        --    $        --    $        --    $    55,000    $    63,000

                           The accompanying notes are an integral part of these financial statements.


                                                               6

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Smoky Market Foods, Inc, (the "Company") is a development stage company that was incorporated on April 18, 2006 under the laws of the State of Nevada.

The Company intends to engage in the development, operation, franchising, and licensing of fast service casual restaurants. The restaurants will feature proprietary menu items and emphasize the preparation of food with high quality ingredients developed under the Smoky Market(TM) brand, as well as unique recipes and special seasonings to provide high quality food at competitive prices. Traditional restaurants will feature dine-in, carryout and, possibly in some instances, drive-thru or delivery service. Non-traditional units are expected to include express locations and kiosks which have a more limited menu and operate in non-traditional locations like airports, gasoline service stations, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient. The Company may also engage in other retail or wholesale distribution strategies intended to exploit the Smoky Market brand. As of the balance sheet date, the Company had minimal operations and is considered to be in the development stage.

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

ACCOUNTS RECEIVABLE

Management monitors the liquidity and creditworthiness of accounts receivable due from customers on an ongoing basis, considering industry and economic conditions and other factors. These factors form the basis for calculating and recording an allowance for doubtful accounts, which is an estimate of future credit losses. The Company writes off individual accounts receivable against the bad debt allowance when the Company determines a balance is uncollectible. Management has determined that the bad debt allowance is appropriately established at $-0- as of both September 30, 2009 and December 31, 2008.

INVENTORY

Inventory consists of Smoky Market food items and branded packaging. It is valued at the lower of cost or market using the average cost method. Inventory was as follows at:

                                               SEPTEMBER 30,        DECEMBER 31,
                                                   2009                 2008
                                               ------------         ------------

Food products                                  $     73,423         $         --
Packaging materials                                  24,180               22,126
Shipping materials                                   14,995                   --
                                               ------------         ------------
                                               $    112,598         $     22,126
                                               ============         ============

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets' estimated economic lives, which range from 3 to 25 years. Property and equipment were as follows as of:


                                             SEPTEMBER 30,         DECEMBER 31,
                                                 2009                  2008
                                             -------------        -------------

Leasehold Improvements                       $     401,750        $     250,362
Processing Equipment                               104,771              104,771
Kiosks                                              90,205               46,200
Operating Equipment                                109,537               78,062
Office Equipment                                    33,397               29,112
Software                                            61,416               27,831
Transportation Equipment                            10,078               10,077
Warehouse Equipment                                  1,548                   --
Smallwares                                          23,746                3,765
                                             -------------        -------------
                                                   836,448              550,180
Accumulated depreciation                          (111,328)             (87,865)
                                             -------------        -------------
                                             $     725,120        $     462,315
                                             =============        =============

Leasehold improvements are capitalized and amortized over the remaining term of the leased facility. The Company recorded $12,039 and $8,602 in depreciation expense relating to the assets above for three months ended September 30, 2009 and 2008, respectively. The Company recorded $23,463 and $25,804 in depreciation expense relating to the assets above the nine months ended September 30, 2009 and 2008, respectively.

INTANGIBLE ASSETS

Intangible assets were as follows as of:

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     2009             2008
                                                 -------------    -------------

License to Smoky Market brand                               --           40,000
  and cooking technology
Less accumulated amortiztion                                --          (10,667)
                                                 -------------    -------------
                                                 $          --    $      29,333
                                                 =============    =============

The Smoky Market brand and technology license was fully amortized in the second quarter of 2009 because the Company purchased the related intellectual property outright.

DEPOSITS

Deposits were as follows as of:

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2009           2008
                                                     ------------   ------------
Security deposits at leased real estate facilities         10,500         10,500
Other                                                       1,116            833
                                                     ------------   ------------
                                                     $     11,616   $     11,333
                                                     ============   ============

BANK OVERDRAFT

Smoky Market Foods, Inc. settled a previous bank overdraft position with one of its previous banking institutions during the second quarter of 2009. The overdraft was settled for $19,353 less than the face value, which was recognized as other income.

ADVANCES

As of September 30, 2009 and December 31, 2008, the Company was indebted to several individuals for loans which are non-interest bearing, unsecured advances with no formal repayment terms. Repayment of the loans is expected within the next twelve months, so the debt has been classified as a current obligation.

FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2009 and December 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value. The carrying value of the Company's capitalized leases approximated their fair value based on the current market conditions for similar debt instruments.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. As of September 30, 2009 and December 31, 2008, management believes that there is no impairment of long-lived assets.

REVENUE RECOGNITION

As of September 30, 2009, the Company was still in the development stage. As such, the only revenue consisted of minimal amounts of ecommerce sales. Such sales are recognized at the time of shipment.

SHIPPING AND HANDLING

Shipping and handling charged to customers can vary depending on pricing strategies, market conditions, etc., and is not necessarily based on the recovery of cost. Accordingly, shipping and handling charges are recorded as a component of sales while the corresponding shipping and handling costs are reflected as a component of cost of goods sold.

ADVERTISING COSTS

All advertising costs are charged to expense as incurred or the first time the advertising takes place, unless it is direct-response advertising that results in probable future economic benefits. Advertising expenses were $100 and $-0-for the three months ended September 30, 2009 and 2008. Advertising expenses were also $100 and $-0- for the nine months ended September 30, 2009 and 2008.

SEGMENT INFORMATION

Certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements if it expands operations.

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

Uncertainty in income taxes is recognized in the Company's financial statements. Specifically, the accounting policy determines (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations. The Company has evaluated the presence of any such tax uncertainties and determined that they do not have a material impact on the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

 In June 2008, the FASB issued ASC 260-10, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in this pronouncement ASC 260-10 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We have this pronouncement as of January 1, 2009.

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

NOTE 2.  GOING CONCERN

The Company's ability to continue as a going concern is contingent upon its ability to commence profitable operations and/or obtain additional debt and/or capital financing. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has experienced $6,764,196 in losses since inception which relate mainly to the Company's search for debt and equity financing necessary to carry out its business plan. The Company has had no material revenue generating operations since inception.

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

In June 2009, the above loans were combined, along with an additional $1,500,000 in proceeds, plus $2,000 in previously accrued interest, to form a new $2,152,000 loan. The loan accrues interest at a 10% annual rate, with all principal and interest due and payable upon the two-year maturity on May 28, 2011. A portion of the principal must be retired, under the terms of the note agreement, when/if the Company obtains in excess of $2 million of equity financing. Fifty percent of any equity raised above $2 million must be used to pay down principal on this promissory note. The lender received 11,587,926 common shares and 1,852,500 warrants to purchase common stock as additional compensation in the transaction. The warrants have an exercise price of $.15 per share and expire in May 2014. They were valued at $92,182 using the Black Scholes method and are being amortized over the two year life of the note along with the value of the common stock issued in connection with the debt. The combined warrants and common stock issued to-date with respect to the combined debt reflect a note discount, and are therefore netted against the promissory note on the balance sheet. Amortization expense on this note discount was $23,642 and $-0- for the three months ended September 30, 2009 and 2008, respectively. Amortization expense on this note discount was $47,284 and $-0-for the nine months ended September 30, 2009 and 2008, respectively.

The Company accrued $53,800 and $-0- in interest expense with respect to this promissory note for the three months ended September 30, 2009 and 2008, respectively. The Company accrued $71,733 and $-0- for the nine months ended September 30, 2009 and 2008, respectively.

The notes were as follows as of September 30, 2009 and December 31, 2008:

                                               SEPTEMBER 30,      DECEMBER 31,
                                                  2009                2008
                                              -------------       -------------
Face amount of note                               2,152,000             500,000
Accrued interest                                     71,733                  --
Less unamortized loan discount                     (421,119)             (8,025)
                                              -------------       -------------
                                              $   1,802,614       $     491,975
                                              =============       =============

NOTE 4.  CAPITAL LEASE OBLIGATIONS

The Company assumed multiple lease obligations in the transaction described in
Note 6. The leases have been capitalized and are reflected as liabilities on the balance sheet. Future lease obligations are as follows at:

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2009             2008
                                                   ------------     ------------
Minimum lease payments for:
   Next twelve months                              $        705     $     16,527
   Following twelve months
   Thereafter                                                --               --
                                                   ------------     ------------
   Total                                                    705           16,527
Amounts representing interest                                17            1,295
                                                   ------------     ------------
Present value of minimum lease payments                     688           15,232
Current portion                                             688           15,232
                                                   ------------     ------------
Long-term portion                                  $         --     $         --
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

PREFERRED STOCK

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company's preferred stock with a $.001 par value. Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. No preferred shares had been issued as of September 30, 2009 and December 31, 2008.

STOCK TRANSACTIONS

The Company has engaged in numerous transactions whereby shares of common stock (description above) were issued in exchange for cash and/or services. The Statement of Stockholders' Equity provides a summary of such transactions.

NOTE 6.  RELATED PARTY TRANSACTIONS

The Company issued 40,000,000 shares of common stock in April 2006 to a related party, Smoky Systems, LLC in exchange for a license to certain assets. The license entitles Smoky Market Foods, Inc. to the use of certain assets developed by Smoky Systems, LLC. The licensed assets include intellectual property such as trademarks, copyrights, telephone numbers, email addresses, marketing collateral and other branded materials that will be utilized by management to exploit the Smoky Market brand.

Management assigned a nominal value of $40,000 to such assets in this related party transaction. The 40,000,000 shares were issued at the $.001 par value per share.

During the quarter ended June 30, 2009, the Company issued an additional 3,500,000 shares to Smoky Systems, LLC in an outright purchase of the intangible assets described above. The purchase was valued at $-0-, which was the related party's cost basis for the asset.

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
                                                                        ========

As of September 30, 2009 and December 31, 2008 the Company owed $111,790 and $87,364 to related parties for past operating expenses. Such debts were reflected as related party trade payables on the balance sheets, bear no interest and have no formal repayment terms.

NOTE 7 - COMMITMENTS

OPERATING LEASE COMMITMENT

The Company is obligated under a long-term lease of restaurant property in Los Gatos, California through February 2013. Base monthly rent was $5,150 as of September 30, 2009 with monthly common area maintenance ("CAM") charges estimated at $1,043. Required minimum rent was $15,450 and $15,000 for the three months ended September 30, 2009 and 2008, respectively. Required minimum rent was $46,050 and $35,000 for the nine months ended September 30, 2009 and 2008, respectively. Future minimum lease payments, exclusive of CAM charges, are as follows for the twelve months ending September 30:

           2010                   $ 63,036
           2011                     64,927
           2012                     66,875
           2013                     22,510
           2014                         --
                                  --------
          Total                   $217,348
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

COMMON STOCK OPTION PLAN
The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan. Information relating to options issued through September 30, 2009 under this plan is as follows:

                                             Options and                Weighted
                                                Stock                    Average
                                                Awards                   Option
                                              Available     Number of   Exercise
                                              for Grant      Shares       Price
                                              ----------    ----------   -------
Outstanding as of April 18, 2006 (Inception)          --            --        --
  Shares reserved                              6,500,000            --        --
  Options granted                             (1,462,500)    1,462,500   $  0.10
  Options exercised                                   --            --        --
  Options canceled                                    --            --        --
                                              ----------    ----------
Outstanding as of December 31, 2006            5,037,500     1,462,500   $  0.10
  Shares reserved                                     --            --        --
  Options granted                               (425,000)      425,000   $  0.10
  Stock awards granted                        (1,775,000)    1,775,000       n/a
  Options exercised                                   --            --        --
  Options canceled                                    --            --        --
                                              ----------    ----------
Outstanding as of December 31, 2007            2,837,500     3,662,500   $  0.10
  Shares reserved                                     --            --        --
  Options granted                                     --            --        --
  Stock awards granted                        (2,020,000)    2,020,000       n/a
  Options exercised                                   --            --        --
  Options canceled                                    --            --        --
                                              ----------    ----------
Outstanding as of December 31, 2008              817,500     5,682,500   $  0.10
  Shares reserved                                     --            --        --
  Options granted                                     --            --        --
  Stock awards granted                                --            --       n/a
  Options exercised                                   --            --        --
  Options canceled                                    --            --        --
                                              ----------    ----------
Outstanding as of March 31, 2009                 817,500     5,682,500   $  0.10
  Shares reserved                                     --            --        --
  Options granted                                     --            --        --
  Stock awards granted                                --            --       n/a
  Options exercised                                   --            --        --
  Options canceled                                    --            --        --
                                              ----------    ----------
Outstanding as of June 30, 2009                  817,500     5,682,500   $  0.10
  Shares reserved                                     --            --        --
  Options granted                                     --            --        --
  Stock awards granted                                --            --       n/a
  Options exercised                                   --            --        --
  Options canceled                                    --            --        --
                                              ----------    ----------
Outstanding as of September 30, 2009             817,500     5,682,500   $  0.10
                                              ==========    ==========


Options exercisable at September 30, 2009      1,572,917    $     0.10
                                              ==========    ==========
Options exercisable at December 31, 2008       1,114,063    $     0.10
                                              ==========    ==========

The following table summarizes information about stock options outstanding and exercisable at September 30, 2009:

                                         Stock Options Outstanding
                             ---------------------------------------------------
                                                 Weighted-
                                                  Average            Weighted-
                              Number of          Remaining            Average
                               Options          Contractual          Exercise
Exercise Price               Outstanding       Life in Years           Price
-----------------------      -----------       -------------         ---------
        $0.10                  1,887,500            3.81             $   0.10



                                         Stock Options Exercisable
                             ---------------------------------------------------
                                                 Weighted-
                                                  Average            Weighted-
                              Number of          Remaining            Average
                               Options          Contractual          Exercise
Exercise Price               Exercisable       Life in Years           Price
-----------------------      -----------       -------------         ---------

        $0.10                  1,572,917            3.81             $    0.10

The assumptions used in computing fair value of options is as follows:

Expected stock price volatility                           186.0%
Risk-free interest rate                                     4.7%
Expected term (years)                                       7.00
Weighted-average fair value of stock options granted   $   0.099

COMMON STOCK WARRANTS

The following is a summary of the status of all the Company's stock warrants as of September 30, 2009 and changes during the periods then ended:

                                                                        Weighted
                                                         Number         Average
                                                           of           Exercise
                                                        Warrants         Price
                                                       ----------       --------
Oustanding, January 1, 2007                             4,836,000       $   0.25
  Granted                                               3,025,000           0.25
  Exercised                                                    --             --
  Cancelled                                                    --             --
                                                       ----------       --------
Ouststanding, December 31, 2007                         7,861,000           0.25
  Granted                                                 300,000           0.15
  Exercised                                                    --             --
  Cancelled                                            (7,861,000)          0.25
                                                       ----------       --------
Ouststanding, December 31, 2008                           300,000           0.15
  Granted                                                      --             --
  Exercised                                                    --             --
  Cancelled                                                    --             --
                                                       ----------       --------
Ouststanding, March 31, 2009                              300,000       $   0.15
  Granted                                               1,852,500           0.15
  Exercised                                                    --             --
  Cancelled                                                    --             --
                                                       ----------       --------
Ouststanding, June 30, 2009                             2,152,500       $   0.15
  Granted                                                      --             --
  Exercised                                                    --             --
  Cancelled                                                    --             --
                                                       ----------       --------
Ouststanding, September 30, 2009                        2,152,500       $   0.15
                                                       ==========       ========

Warrants exercisable at September 30, 2009              2,152,500       $   0.15
                                                       ==========       ========
Warrants exercisable at December 31, 2008                 300,000       $   0.15
                                                       ==========       ========

The following tables summarize information about stock warrants outstanding and exercisable at September 30, 2009:


                                      Stock Warrants Outstanding
                            -------------------------------------------------
                                                Average
                              Number of        Remaining         Weighted-
                              Warrants        Contractual         Average
     Exercise Price          Outstanding     Life in Years     Exercise Price
------------------------    -------------   ---------------   ---------------
         $0.15                2,152,500           4.56            $ 0.15


                                      Stock Warrants Exercisable
                            -------------------------------------------------
                                                Average
                              Number of        Remaining         Weighted-
                              Warrants        Contractual         Average
     Exercise Price          Exercisable     Life in Years     Exercise Price
------------------------    -------------   ---------------   ---------------
         $0.15                2,152,500          4.56             $ 0.15

NOTE 8 - PRIOR YEAR RESTATEMENT

The income statement for the three months ended September 30, 2008 has been restated to correct for an accounting error relating to the amortization of an intangible asset related to the license for the Smoky Market intellectual property. A summary of the changes to the previously issued income statement are as follows:


                                             FOR THE THREE MONTHS ENDED
                                    -------------------------------------------
                                    SEPTEMBER 30,
                                        2008                       SEPTEMBER 30,
                                    AS PREVIOUSLY                      2008
                                       STATED       ADJUSTMENTS     AS RESTATED
                                    ------------    -----------    ------------
Revenue                             $         --                   $         --

Cost of Goods Sold                            --                             --
                                    ------------                   ------------
Gross Profit (Loss)                           --                             --

Operating Expenses
   Salaries, Wages & Benefits            101,272                        101,272
   Marketing                              76,500                         76,500
   Rent                                   22,641                         22,641
   Professional fees                      79,283                         79,283
   Depreciation/amortization              16,602         (7,000)          9,602
   Stock based compensation
      Salaries, Wages & Benefits           5,260                          5,260
      Professional                       136,850                        136,850
      Financing                          144,782                        144,782
   Other                                  32,419                         32,419
                                    ------------                   ------------
                                         615,609                        608,609
                                    ------------                   ------------
Operating Loss                          (615,609)                      (608,609)
                                    ------------                   ------------
Other Income (Expense)
   Interest Income                            --                             --
   Interest Expense                         (318)                          (318)
                                    ------------                   ------------
Other Expense - Net                         (318)                          (318)
                                    ------------                   ------------
Loss before Income Taxes                (615,927)                  $   (608,927)
                                    ============                   ============
(Loss) per Share:
   Basic and Diluted                $     (0.010)                  $     (0.009)
                                    ============                   ============
Weighted Average
   Number of Shares                   64,434,487                     64,434,487
                                    ============                   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         This Quarterly Report on Form 10-Q (this "Report") contains various forward-looking statements. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect," "will" or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. When considering such forward-looking statements, you should keep in mind the risk factors noted below under "Certain Rick Factors" and other cautionary statements throughout this Report and our other filings with the Securities and Exchange Commission. You should also keep in mind that all forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report or any other applicable filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.

OVERVIEW

         We use proprietary, custom-engineered, USDA-approved wood-burning oven technology to mass produce a complete line of real Smoke-BakedTM meat and fish, and special recipe dishes, which we believe to be unique and of superior quality to other commercially produced smoked meat products. Our meat and fish are prepared 100% naturally without the addition of additives (water, sugar, high sodium) or chemical preservatives, and are individually portion-packaged and vacuum-sealed for convenience and quality retention. From a 15-acre food production campus located in central Iowa and owned by our exclusive meat processor, Mary Ann's Specialty Foods, Inc. ("Specialty Foods"), we produce and ship our smoked foods to distribution facilities strategically established to support nationwide marketing.

         A key operating element in our business model is the culinary systemization we have created - through mass production - designed for highly specialized and profitable foodservice operation within a very small footprint of space. We plan to generate revenue principally from sales of our smoked foods through the operations of two business brand units: Smoky Market(R), with distribution through retail display merchandisers and fast-casual chain restaurant-stores, and BarBQ StationTM, with distribution through a chain of franchised or licensed barbecue style quick-service concepts including diner-style restaurants, self-contained kiosks and co-brand menu stations. We are able to deliver food of consistent size, taste and quality without the need to install smoking ovens for on-site cooking or to train skilled cooks to handle raw product at numerous locations. We believe this will permit our development of national chain operations with substantially reduced costs relative to investment, labor and product shrinkage.

         We produce our smoked foods under an agreement with Specialty Foods, a commercial meat processor in whose USDA facility we placed out first wood-burning oven system, which is capable of producing approximately 100,000 pounds of smoked meat and fish per month. To demonstrate the systemization of our foodservice menu operation, we opened a 1,000 s/f Smoky Market restaurant-store in October 2009, which is located in Los Gatos, California and features a selection of our smoked meat and fish entree, sandwich and recipe dish items that are prepared within a kitchen area of 150 square feet. The restaurant-store offers foodservice of hot orders and sales of refrigerated retail packaged Smoky Market meat, fish and recipe foods. Beginning in 2010 and assuming the receipt of additional financing, we plan to expand by opening more outlets that are company-owned in selected upper-scale markets.

         Also beginning late November 2009, we plan to commence retail sales from our Internet web site, which will enable food buyers from across the country to order our products online and to receive their order within just a few days. Our Internet operating plan is to create marketing affiliations with existing network marketers and selected corporate businesses and consumer trade organizations under which we would pay commissions in return for sponsorship and promotional representation by these marketing affiliates.

         We have generated net losses in each fiscal year since our inception in the development of our business model. In October 2009, we began to generate initial revenue from food sales at our Los Gatos, CA Smoky Market restaurant and we expect additional revenue to begin being generated in December from Internet operations. We have also begun to negotiate with qualified foodservice distributors for joint marketing affiliation to launch BarBQ Station concept operations. As discussed in "Liquidity and Capital Resources" below, in June 2009 we received $1.5 million in capital financing, which we used toward launching revenue-producing operations from our restaurant and Internet businesses. We estimate that we will need a minimum of $3.5 million of additional financing in order to expand Smoky Market foodservice and Internet operations, and to begin national marketing for BarBQ Station co-brand menu systems to regional and national foodservice chains including the pizza store and convenience store segments. Proceeds from anticipated future financings will be used to finance additional Smoky Market restaurant-stores that cost about $275,000 and the point-of-sale display merchandisers for retail sales that cost $3,500, and finance the investment for placement of BarBQ Station co-brand menu systems that cost about $35,000 and self-contained kiosks that cost about $100,000.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2009, we had cash and cash equivalents of $501,210 and working capital of $54,418, as compared to cash and cash equivalents of $282 and a working capital deficit of $716,046 as of December 31, 2008.

         To finance the expansion of our foodservice concept and Internet operations, we intend to seek additional financing in late 2009 or early 2010. Given that we are not yet in a positive cash flow or earnings position, the options available to us are fewer than to a positive cash flow company and generally do not include bank financing. To raise additional capital, we expect to issue debt and/or equity securities, including warrants and convertible securities. We do not have any commitments from any party to provide required capital and may, or may not, be able to obtain such capital on reasonable terms or at all.

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

         We estimate that we will need a minimum of $3.5 million of additional financing in order to expand Smoky Market foodservice and Internet operations, and to begin national marketing for BarBQ Station co-brand menu systems to regional and national foodservice chains including the pizza store and convenience store segments. Proceeds from the second round of financing will be used to finance additional Smoky Market restaurant-stores that cost about $275,000 and the point-of-sale display merchandisers for retail sales that cost $3,500, and finance the investment for placement of BarBQ Station co-brand menu systems that cost about $35,000 and self-contained kiosks that cost about $100,000.

         During the third quarter of 2009, principal uses of cash were $144,256 for purchases of restaurant equipment and leasehold improvement, and $378,141 to cover operating losses and changes in working capital accounts.

         Expected capital expenditures during the remainder of 2009 are expected to be limited to marketing and advertising costs of approximately $5,000 to promote our Los Gatos restaurant-store and approximately $35,000 of marketing and advertising costs to promote our internet sales operations.

         Assuming the success of our initial foodservice concept and internet operations, which are expected to utilize a substantial portion of our existing production capacity, we anticipate the need to invest as much as $1,000,000 to create additional production capacity at Specialty Food's production facility to support our expanded marketing operations. This will most likely require the construction of an additional building adjacent to Specialty Food's existing production space for more ovens and packaging equipment. We recently entered into agreements with Specialty Foods under which we were granted an option to construct an up to 80 thousand square foot building on its property to accommodate additional smoker ovens and equipment and an option to purchase the 15-acre campus on which Specialty Foods operates if needed to accommodate growth of the Company's business (subject to an obligation to lease back to Specialty Foods its processing facility). We anticipate that the financing to pay for the proposed building addition will be generated from a combination of our sales and additional financing transactions involving debt or equity securities. If we are unable to obtain financing to construct the building addition as planned, we will be forced to significantly curtail our proposed expansion, and our ability to grow revenue will be halted until increased capacity can be created.

CAPITAL COMMITMENTS

         The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of September 30, 2009:

IN THOUSANDS OF DOLLARS
                                     Less Than                           After
Contractual Obligations               1 Year    1-3 Years   4-5 Years   5 Years
------------------------------       --------   ---------   ---------   -------
Notes payable                        $     --   $   2,152   $      --   $    --
Interest on notes payable            $     --   $     430          --        --
Short-term advances                  $     75   $      --                    --
Capital leases                       $      1   $      --   $      --   $    --
Facilities and property leases       $     63   $     154          --        --
CEO compensation                     $    102   $      --          --        --
                                     --------   ---------   ---------   -------
Total Contractual Obligations        $    241   $   2,736   $      --   $    --
                                     ========   =========   =========   =======

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

         Revenues were $313 in the quarterly period ended September 30, 2009 and zero in the three-month period ended September 30, 2008. Operating expenses decreased by $333,470, from $608,609 in the quarter ended September 30, 2008 to $275,139 during the same period in 2009. Because we had only nominal revenue in the quarter ended September 30, 2009, and no revenue during the same period of 2008, our operating loss decreased by a similar amount.

         The decrease in operating expenses was due primarily to decreases in stock-based compensation, professional fees and marketing expenses. Stock-based compensation in the category of professional services decreased from $136,850 in the three-month period ended September 30, 2008 to $0 during the same period in 2009. The decrease was due to multiple common stock issuances exchanged for services in the third quarter of 2008 and no similar transaction during the third quarter of 2009. Stock-based compensation in the category of financing decreased from $144,782 in the three-month period ended September 30, 2008 to $0 during the same period in 2009. The decrease was due to multiple stock issuances exchanged for services in the period ended September 30, 2008 and no similar activity in the same quarter of 2009. Professional fees decreased by $24,788 from $79,283 in the quarter ended September 30, 2008 to $54,495 in the quarter ended September 30, 2009. Marketing expenses decreased from $76,500 in the quarter ended September 30, 2008 to $507. This decrease was due to the non -renewal of a large marketing contract executed in 2008 but discontinued in 2009.

         The decreases in operating expenses described in the previous paragraph were partially offset by increases in other operating expenses. Our depreciation expense increased by $26,079 from $9,602 in the quarter ended September 30, 2008 to $35,681 during the same period in 2009, due primarily due to the additional depreciation on new processing equipment and computers purchased during the quarter. Overall, the increases in these categories of operating expenses were not as great as the decreases in the operating expenses described in the previous paragraph.

         Due to the opening of our pilot restaurant in Los Gatos California in October 2009, we expect revenues and cost of sales to increase in Q4 2009. We cannot currently estimate revenue volume since this is our initial restaurant.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

         Revenues increased by $313, from zero in the nine-month period ended September 30, 2008 to $313 in the same period in 2009, while operating expenses decreased by $1,131,088, from $1,880,441 in the nine-month period ended September 30, 2008 to $749,353 during the same period in 2009. As a result, our operating loss decreased by $1,131,401, from $1,880,441 in the nine-month period ended September 30, 2008 to $749,040 during the same period in 2009.

         The decrease in operating expenses was due primarily to decreases in marketing expenses and stock-based compensation. Marketing expenses decreased by $86,267, from $86,988 in the nine-month period ended September 30, 2008 to $721 in the same period during 2009. The decrease in marketing expenses was primarily due to marketing initiatives in 2008 that were discontinued and therefore not incurred in the first nine months of 2009. Stock-based compensation in the category of professional services decreased by $576,419, from $579,324 in the nine-month period ended September 30, 2008 to $2,905 during the same period in 2009. The decrease was primarily due to investor relations services contracted and/or amortized in the nine-month period ended September 30, 2008 and an absence of similar services in the same period in 2009. Stock-based compensation in the category of financing decreased by $607,916, from $621,448 in the nine-month period ended September 30, 2008 to $13,532 during the same period in 2009. The decrease was primarily due to stock compensation issued to several companies/individuals in exchange for financing during the nine-month period ended September 30, 2008 and the virtual absence of such compensation during the same period in 2009. Stock-based compensation in the category of salaries, wages and benefits decreased by $90,597, from $110,520 in the nine-month period ended September 30, 2008 to $19,923 during the same period in 2009. The decrease in this category of stock-based compensation is due primarily to common stock issuances to employees in exchange for their services in the nine-month period ended September 30, 2008, which amounts were either paid or accrued during the same period of 2009.

         The decreases in operating expenses described in the previous paragraph were partially offset by increases in other operating expenses. Our salaries, wages and benefits expenses increased by $90,367, from $181,983 in the nine-month period ended September 30, 2008 to $272,350 during the same period in 2009, due primarily to increased staffing in the expectation of revenue-generating activities in the third quarter of 2009 as well as the use of cash compensation or accrual in the nine-months ended September 30, 2009, compared to the use of stock-based compensation for salaries in the same period 2008. Our rent increased by $24,948, from $69,128 in the nine-month period ended September 30, 2008 to $94,076 during the same period in 2009. The increase in rent is due primarily to our acquisition of the lease of a restaurant location in Los Gatos, California. Under the terms of the lease, our monthly rent is $5,150 with monthly common area maintenance charges estimated at $1,043. Our professional fees increased by $41,570, from $101,227 in the nine-month period ended September 30, 2008 to $142,797 during the same period in 2009. The increase in professional fees is primarily due to several corporate initiatives and SEC reporting requirements. Depreciation and amortization expenses increased by $80,798, from $28,804 in the nine-month period ended September 30, 2009 to $109,602 for the same period in 2009. This increase is due to the amortization of loan discounts during the nine months ended September 30 2009, as well as the write-off of an intangible asset relating the licensing of the Smoky Market brand and intellectual property, since such property is now owned by Smoky Market, Inc. Overall, the increases in these categories of operating expenses were not as great as the decreases in the operating expenses described in the previous paragraph.

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

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. As of September 30, 2009 and December 31, 2008, management believes that there is no impairment of long-lived assets.

         REVENUE RECOGNITION

         As of September 30, 2009, the Company was still in the development stage. As such, the only revenue consisted of minimal amounts of ecommerce sales. Such sales are recognized at the time of shipment.

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

CERTAIN RISK FACTORS
--------------------

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

WE WILL BE UNABLE TO IMPLEMENT OUR BUSINESS PLAN IF WE CANNOT RAISE SUFFICIENT CAPITAL AND MAY BE REQUIRED TO PAY A HIGH PRICE FOR CAPITAL.

         As of September 30, 2009, we had $501,210 in cash and cash equivalents. We need to obtain a significant amount of additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

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

OUR AUDITORS HAVE INCLUDED AN EXPLANATORY PARAGRAPH IN OUR FINANCIAL STATEMENTS REGARDING OUR STATUS AS A GOING CONCERN.

         Our audited financial statements included in this prospectus were prepared on the assumption that we will continue as a going concern. Our independent registered public accounting firm has stated that it substantially doubts our ability to continue as a going concern in a report dated May 7, 2009. This doubt is based on the fact that we have had losses since inception, have a stockholders' deficit and have had no material revenue generating operations since inception.

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

THE AVAILABILITY OF RAW MEAT, FISH AND OTHER FOOD PRODUCTS MAY CHANGE WITHOUT NOTICE, AND THE FLUCTUATING COST OF THESE PRODUCTS MAY UNEXPECTEDLY INCREASE OUR OPERATING COSTS AND HARM OUR BUSINESS.

         The costs of obtaining the meat, fish and other food products required for our products are subject to constant fluctuations and frequent shortages of item availability. Adequate supplies of raw meat, fish and other food products may not always be available, and the price of raw meat, fish and other food products may rise unexpectedly, resulting in increased operating costs, potential interruptions in our supply chain, and harm to our business.

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

         We are completely dependent upon Mary Ann's Specialty Foods, Inc., and upon a single oven-system located at Specialty Foods, to produce our smoked foods in order to operate the business and generate revenue. If our oven system breaks down, becomes contaminated or is removed from Specialty Foods' facility, we would experience an interruption in our ability to supply products to customers. This would harm our relationships with our customers and internet affiliates, and harm our revenues in the short run. Any long-term interruptions in our ability to produce smoked foods would significantly limit our ability to continue operations.

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

         We intend to engage a marketing and design firm to assist with the design of our restaurant-stores and with the creation and execution of a formal business plan. As we roll out our business plan, we will rely upon Tartan Marketing to assist in the development and execution of our operating and marketing plans to launch and grow the Smoky Market foodservice brand on a national scale. We expect to rely upon Tartan Marketing for development of internal and external operating system control and reporting, our human resource program, senior and executive level management recruitment and expansion strategy planning and implementation. If we are unable to sustain a long-term agreement with Tartan Marketing, or if this agency fails to fulfill its obligations under specific project agreements that are signed, our ability to generate revenue will be delayed or reduced, and we will incur substantial costs in obtaining the necessary services to execute the roll out for our restaurant-stores and kiosks.

LABOR DISPUTES AFFECTING COMMON CARRIERS ANDF FOODSERVICE DISTRIBUTORS MAY HAMPER OUR ABILITY TO DELIVER OUR PRODUCT TO CUSTOMERS AND HARM OUR BUSINESS.

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

         Our directors, officers, and 5% stockholders and their affiliates control a majority of our outstanding shares of common stock and are expected to continue to control a majority of our outstanding common stock following any financing transactions projected for the foreseeable future. These directors, officers, 5% stockholders and affiliates effectively control all matters requiring approval by the stockholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, declarations of dividends and the election of directors. This concentration of ownership may also delay, defer, or prevent a change in control and otherwise prevent stockholders other than our affiliates from influencing our direction and future.

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

OUR COMMON STOCK IS A "LOW-PRICED STOCK" AND SUBJECT TO REGULATION THAT LIMITS OR RESTRICTS THE POTENTIAL MARKET FOR OUR STOCK.

         Shares of our common stock are "low-priced" or "penny stock," resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock. In general, a low-priced stock is an equity security that:

         o    Is priced under five dollars;
         o    Is not traded on a national stock exchange;
         o Is issued by a company that has less than $5 million in net tangible assets (if it has been in business less than three years) or has less than $2 million in net tangible assets (if it has been in business for at least three years); and
         o Is issued by a company that has average revenues of less than $6 million for the past three years.

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

ITEM 4T. CONTROLS AND PROCEDURES

         (a) Based on their evaluation as of September 30, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) are effective, based upon an evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act.

         (b)There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                     PART II
                                OTHER INFORMATION

ITEM 1A. RISK FACTORS


         As a smaller reporting company, the Company is not required to provide the information required by this Item, as per Part II, Item 1A of Form 10-Q; provided, however, certain risk factors are identified in Part I, Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations under the heading "Certain Risk Factors."


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


         November 23, 2009                    By: /s/ Edward C. Feintech
      ----------------------            ----------------------------------------
               Date                         Edward C. Feintech, President &
                                                Chief Executive Officer

         November 23, 2009                      By: /s/ Shane Campbell
      ----------------------            ----------------------------------------
               Date                                Shane Campbell
                                               Chief Financial Officer

                                  EXHIBIT INDEX

                                                                  INCORPORATED BY REFERENCE/
EXHIBIT NO.                        EXHIBIT                             FILED HEREWITH
-----------  ------------------------------------------------     -------------------------
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
