Form 10-K
period 2009-12-31
SMOKY MARKET FOODS INC
filed 2010-04-15
CIK 1370544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission file number: 000-52158

SMOKY MARKET FOODS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4748589
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

804 Estates Dr., Suite 100
Aptos, California 95003
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (866) 851-7787

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Shares, par value $.001

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES [_] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES [_] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [_] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

[_] Large Accelerated filer	[_] Accelerated filer
[_] Non-accelerated filer (Do not check if a smaller reporting company)	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    YES [_]   NO [X]

The aggregate market value of approximately 23,989,000 shares held by nonaffiliates of the registrant on June 30, 2009, based upon the average bid and asked price of the common shares on the OTC Bulletin Board of $0.07 per share on June 30, 2009, was approximately $1,679,230.  Common Shares held by each officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded.

As of March 31, 2010, the registrant had 87,527,246 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements can be identified by the use of forward-looking words such as “anticipate,” “estimate,” “project,” “likely,” “believe,” “intend,”  “expect,” or similar words.  These statements relate to our, and, in some cases, our clients’ or business partners’ future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements.  All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statements.  It is important to note that such statements may not prove to be accurate and that our actual results and future events will differ, and could differ materially, from those anticipated in such statements.  Among the factors that could cause actual results to differ materially from our expectations are those described under “Item 1A. Risk Factors.”  You are also encouraged to review our other filings with the Securities and Exchange Commission (the “SEC”) describing other factors that may affect our future results.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

PART I

Item 1.  Business.

Overview

Organization & Business Model

We are a Nevada corporation incorporated in April 2006, with our principal office at 1511 E. 2nd Street, Webster City, Iowa 50595.  Our telephone number is (866) 851-7787.  We are a development stage company that is in the process of securing capital to start revenue-producing operations.

We use USDA-approved, custom-engineered, proprietary wood-burning oven technology to produce a complete line of Smoke-BakedTM meat and fish.  We plan to sell smoked foods through retail channels of distribution, including the Internet, and through development of a national chain of Smoky Market restaurants of various sizes and numerous self-contained kiosks that operate inside qualified high-traffic venues such as shopping malls, sports arenas, college campuses, corporate dining areas and airports.  We plan to produce principal menu items in bulk at a centralized location.  We expect to be able to deliver food of consistent size, taste and quality without the need to construct expensive on-site ovens or to train skilled cooks to handle raw product at individual locations.  We believe this will permit our development of a national chain operation while keeping our per-unit operating costs down.

We have developed the core smoked-meat recipes for our proposed business, entered into an agreement with a commercial meat processor at which we have placed a proprietary oven capable of producing approximately 100,000 pounds of smoked meat per month, tested the re-heating process for our menu items and completed concept designs for our proposed restaurants and kiosks.  In October 2009, two years after acquiring the property, we opened a pilot Smoky Market restaurant in Los Gatos, California to test the applications for preparation of our food products in quick-service food operations.  While we believe that our food menu was very well received, we chose to close the restaurant after less than five months of operations in March 2010 due to insufficient customer traffic in the market area, which we believe had been significantly impacted by the adverse economic conditions in effect while our restaurant was operating.

Our focus of operations continues to be on development of the Smoky Market brand.  We plan to utilize two principal channels of distribution: retail distribution of packaged foods over the Internet and foodservice operations via our chain of Smoky Market restaurants and kiosks.  We have systematized our foodservice operations for chain development, have identified our target market customer base for Internet selling, and have developed a sophisticated operating system to manage the transactions and commissions expected to be owed to marketing affiliates in connection with our online sales and marketing plan.  We expect that operating dual channels of distribution for our smoked foods will enable us to maximize the operating and financial efficiencies of our production capacity.

Market Opportunity

Our goal is to build a nationally recognized gourmet quality brand for sales of our wood-smoked meat and fish that are prepared without the use of sodium, sugar, and chemical preservatives to be sold under the brand name “Smoky Market” from our web site at www.smokymarket.com and through our franchise chain of foodservice operations.

Unlike other popular foodservice style categories, the smoked-food/barbecue foodservice segment in which we compete does not include a widely recognized national chain.  Where foodservice categories like pizza, subs, chicken, Mexican, Chinese, and burgers have total chain brand units numbering into the thousands, the largest barbecue restaurant chain in the country, Sonny’s Barbecue, has approximately 180 stores.  We believe that there is no large national chain in the smoked-food/barbecue restaurant segment primarily for two reasons: first, barbecue remains highly regionalized with respective regions having demographic preferences for barbecue flavor, and second, quality consistency within chain brands is a serious obstacle.  Additionally, we believe that there is no major barbecue chain currently operating in the restaurant segment as we plan to do.  Our Smoky Market brand, with its kiosk and restaurant concepts, can market and vary its menu to fit into a wide variety of customer demographics.

We believe that we can succeed where others have not because of our plans to address these two issues.  We plan to address the regionalization of tastes by creating different recipes, with different sauces and flavors, for each of five regions within the United States.  As we expand, each region will be headed by a regional officer charged with customizing the recipes, marketing program and other aspects of our business in order to meet the tastes of that region.  We plan to address issues of quality and consistency by having all of our meat prepared in our smoker-over system at a centralized location and also centralizing, or regionalizing, the preparation of side dishes and other offerings.  Our goal is to build a national franchise of Smoky Market restaurants and kiosks that will not have to handle or cook raw product on site, thereby giving assurances to menu foodservice of great taste with quality consistency.

Food Production & Distribution

Proprietary Smoking Technology

The wood-burning smoker-oven system used to produce our line of wood-smoked foods uniquely “Smoke-Bakes”TM meat and fish with a smoke-heat-vapor that is generated by the slow burning of hickory and apple timber, after which the fully-cooked smoked foods are portion-cut and vacuum-packaged for freshness.  The smoke-heat-vapor infuses the meat and fish with an authentic smoked taste.   No additives (water, sugar, high amounts of sodium, liquid smoke, etc.) and no preservatives are used in the process; only garlic, natural spices, and very little sea salt are applied as seasoning.

USDA-Inspected Meat Production and Availability of Raw Materials

We presently outsource, and for the foreseeable future, expect to continue to outsource, our commercial smoked food processing to Mary Ann’s Specialty Foods (“Specialty Foods”).  Specialty Foods is a USDA-approved contract food processing company located in Webster City, Iowa and operates an 80,000 square foot processing facility, which sits on 15 acres of family-owned land, and is expected to be responsible for our food production and distribution requirements.  In order to establish production capability and complete the development of our smoked food products, we entered into an Amended and Restated Processing Agreement dated July 1, 2006 with Specialty Foods, which agreement was further modified by a Second Amended and Restated Processing Agreement dated October 30, 2009.

Pursuant to the processing agreement, Specialty Foods has agreed to process the smoked meats for our business in return for a processing fee equal to the sum of its actual costs of production, it’s direct labor costs, its direct packaging materials costs, allocated overhead initially set at $0.30 per pound of packaged product subject to quarterly adjustment, and an amount equal to $0.45 per pound of packaged product.  We agreed that Specialty Foods would be our exclusive processor for meat products, subject to certain limitations.  The agreement is based upon a single oven capable of producing at least 100,000 pounds of smoked meat per month or more depending upon the production item mix, although we have the option to construct an up to 80 thousand square foot building adjacent to Specialty Foods processing facility to install additional smoker-oven systems.   The term of the agreement is ten years from October 30, 2009, with an option to extend the agreement for three additional 10-year periods (subject to early termination in the event of default).

With respect to meat, fish and other raw materials used to make our products, we require that all of our raw beef, pork, lamb and poultry be raised without growth hormones, steroids and antibiotics, and our salmon is “open-pen” farmed naturally from Canadian rivers.  Market prices for meat, fish and other food items are subject to constant fluctuation and frequent shortages of item availability, which we expect to mitigate through contract purchasing.  We have established strategic supply relationships with Special Foods and LandLock Sea Foods, a supplier of fish products, that we believe will enable lower market prices as we grow and achieve economies-of-scale.

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

Smoked Food Products

Below is our line of smoked foods that we expect to produce under the Smoky Market retail brand, with certain of these items intended to also be featured on the menus at Smoky Market restaurants and kiosks for foodservice preparation.

Our line of wood-smoked foods presently includes the follow:

Entrée Items (Individual serving portions that are ready to “heat’n serve”)

•	Pork Loin Baby Back Ribs
•	Pork Country-Style Ribs
•	Pork Loin Chop
•	Carved Boneless Chicken Breast
•	Jumbo Chicken Thigh
•	Cornish Game Hen
•	Turkey Breast, Thigh & Leg
•	Rack Of Lamb & Lamb Chops
•	Duck
•	Salmon & Trout

Sliced, Pulled or Cut Smoked Foods (Sliced, pulled or cut from the bone and packaged in portion servings for sandwiches, or to add to salads, tacos, casseroles & soups)

•	Beef Sirloin Tri-Tip
•	Beef Brisket
•	Corned Beef Brisket
•	Pork Loin Roast
•	Pork Shoulder
•	Boneless Pork Leg
•	Carved Chicken Strips
•	Turkey Breast

Smoked Finger Foods (Delicate smoky treats for snacking fun & entertainment)

•	Beef & Pork Meatballs
•	Pork Country Rib Strips
•	Pork Ribletts
•	Carved Chicken Strips
•	Chicken Drummies (Regular & Teriyaki)
•	Lamb Ribletts Teriyaki

Side Order Foods

•	Hickory Smoke-BakedTM Beans
•	Sweet Butter-Creamed Corn
•	Creamy-Garlic Coleslaw Dressing & Veggie Dip
•	Southern-Style Barbecue Dipping Sauce
•	Cornbread Muffins

In time, as our brand concept develops, we expect that the complete line of our smoked foods will be available for purchase from our internet website at www.smokymarket.com.

Marketing & Operations

Smoky Market Restaurants & Kiosks

Our Smoky Market foodservice concept falls under the category of fast-casual, which is a relatively new and fast-growing segment in the restaurant industry.  Our theme concept is a blend of old-style and contemporary décor, with seating that will vary to building size up to a maximum of 40 customers, with small self-contained kiosks that will be installed into high traffic venues.  We also plan to have each Smoky Market restaurant and kiosk include a refrigerated or frozen display case that features a limited selection of packaged foods, including entrées, finger-foods, and recipe dish items for take-home sales.  The unique operating feature of Smoky Market is its “no-cook” kitchen operation.

The principal heating equipment for all menu items to be served hot will be special ovens that incorporate functional elements of infra-red heating, impinged air velocity and microwave.  These ovens require no exhaust hood system in 48 out of 50 states, which substantially reduces typical investment costs, and the speed of their heating application will enable Smoky Market meal items to be served quickley, but with high quality and authentic taste and flavor.  We expect the entire preparation process for Smoky Market sandwiches and meals will require from one to three minutes to serve.

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

We plan to create a relationship with our local managers we call “Franship.” At this time, the structure and application for our Franship program are still being formalized and research is being conducted relative to certain legal definitions and federal/state filing requirements.  However, the basic opportunity being proposed for a Franship candidate is a unique blend of the concepts of franchising and employment.  We would retain majority ownership and control of each restaurant-store and kiosk and the Franship manager would, in most cases, be an employee of our company or a joint venture.  The Franship candidate would make a cash investment for the right to share in 10% of his or her respective Smoky Market concept (either a restaurant or kiosk).  This profit-sharing right will become vested and transferable as the Franship income right appreciates in value.  We expect that this will provide substantial motivation for the local manager to maximize profitability but permit us to retain ownership and ultimate control.

Distribution

Processed smoked foods will be bulk-packaged at our processing facility and shipped initially to smaller localized food distributors that will service our Smoky Market restaurants and kiosks within respective market areas; as we grow nationally, we may also consider placing our distribution needs with a large national foodservice distributor.  In northern California, we have an informal commitment from InterState Refrigerated Distributing Company for fee-based order drops, and if this program is successful, we intend to offer this distribution plan to local distributors in markets throughout all regional territories.

With respect to Internet sales, we expect to ship our products from our processing facility, or eventually regional distribution centers, to the customer using a commercial carrier, such as Federal Express or United Parcel Service.  We have not entered into agreements with any carrier but expect to be able to ship through one or more carriers at market rates.

Design, Marketing, Human Resources and Operations Assistance

As we execute our business plan, we intend to engage the services of well-established operating affiliates in the areas of foodservice management, design, advertising and franchise marketing to assist us in the national rollout and overall management of our Smoky Market operations.  At this time, we have identified certain firms with whom we have initiated dialog, but we have not entered into any formal agreements.

General Information

Intellectual Property

We own the recipes for substantially all of our products, certain trademarks and tradenames, including Smoky Market® and Smoke-Baked,™ and design features related to the ovens used for smoking our products.  We have not registered any patents, but we expect to be able to secure certain patent rights for the diffusing system attached to our smoker-oven from the firebox.

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

Competition

Generally, most smoked-food or barbeque restaurants use burning wood in a barbeque pit or smoker to cook their meat, which yields a natural, penetrating smoky flavor to varying degrees, depending on smoking technique and wood quality.  The moisture content of the smoked meats will also vary from concept to concept, and even from unit to unit within the same concept brand, depending on a number of variables.  For these reasons, the vast majority of smoked-food or restaurants have remained single to small multi-unit concepts, and the largest barbecue chain in the country, Sonny’s Barbeque, has only approximately 180 stores.  However, more barbeque or smoked-food concepts are opening, and we believe that existing concepts are planning aggressive expansions as they acquire improved smoking equipment and devise improved foodservice systems.

We plan to compete principally in the retail packaged food industry and in the fast-casual segment of the restaurant industry.  In the retail packaged food segment, we expect that our principal competitors will include well known retails chains such as Costco Club Stores, specialty foods stores such as Barney Greengrass or Dean & DeLuca, commercial smokehouses, and numerous other packaged food enterprises.  We expect to compete based upon quality, flavor, healthfulness, variety and price.  As a new entrant into the market, we are uncertain how we will compare to our competitors on most of those factors, but expect that our additive-free naturally-smoked foods will compete in terms of quality, flavor and healthfulness.  As a new market entrant, our variety is limited, and we expect that our price will be below that of specialty stores and internet sellers, but above that of major retail chains.

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

Employees

We currently have a total of two paid full-time employees and one paid full-time contractor, which includes two officers (Edward C. Feintech, our CEO and Toni L. Adams, our Secretary) and a quality-control operator of our smoker-oven system.  We also have two executives, our Chief Financial Officer and our Chief Information Officer, providing services on a part-time basis as consultants.  In March 2010, we engaged the services of a consulting firm, Propulsion LLC, to direct our marketing and branding operations and in connection with that engagement, Harvey Hoffenberg, the President of Propulsion LLC, joined our executive management team as a paid consultant and will function as our Chief Marketing Officer.

Execution of our business plan as set forth above would, we believe, require the hiring of approximately 30 people over the next three years to staff our corporate management team, our regional offices and those responsible for overseeing the process of procuring real estate (fee simple or lease) and arranging for the construction or placements of our Smoky Market outlets, and the hiring of initial management.  This number excludes management and staffing at the Smoky Market restaurant and kiosks. The actual number of employees we will hire in the next 12 months depends upon our success in obtaining capital and how rapidly we can expand our operations.

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

We were formed in April 2006.  Our key management individuals have experience in the restaurant industry, but have limited or no experience in internet retailing, establishing a national food service business (directly or through franchise arrangements) or operating a reporting issuer.  Our limited operating history and limited experience make it difficult to evaluate our ability to generate revenues, manage growth, obtain necessary capital, manage costs, create profits, and generate cash from operations.  Specifically, our ability to do the following may be impaired:

•	implement our business plan (which may be based upon faulty assumptions and expectations arising from our limited experience);
•	obtain capital necessary to continue operations and implement our business plan;
•	comply with SEC rules and regulations and manage market expectations;
•	differentiate ourselves from our competitors; and
•	establish a significant retail and restaurant customer base.

If we fail to successfully manage these risks, we may never expand our business or become profitable and our business may fail.

We will be unable to implement our business plan if we cannot raise sufficient capital and may be required to pay a high price for capital.

As of December 31, 2009, we had $110,646 in cash and cash equivalents.  We need to obtain a significant amount of additional capital to implement our business plan and meet our financial obligations as they become due.  We may not be able to raise the additional capital needed or may be required to pay a high price for capital.  Factors affecting the availability and price of capital may include the following:

•	the availability and cost of capital generally;
•	our financial results;
•	the experience and reputation of our management team;
•	market interest, or lack of interest, in our industry and business plan;
•	the trading volume of, and volatility in, the market for our common stock;
•	our ongoing success, or failure, in executing our business plan;
•	the amount of our capital needs; and
•	the amount of debt, options, warrants and convertible securities we have outstanding.

We may be unable to meet our current or future obligations or to adequately exploit existing or future opportunities if we cannot raise sufficient capital.  If we are unable to obtain capital for an extended period of time, we may be forced to discontinue operations.

Our auditors have included an explanatory paragraph in our financial statements regarding our status as a going concern.

Our audited financial statements included in this prospectus were prepared on the assumption that we will continue as a going concern.  Our independent registered public accounting firm has stated that it substantially doubts our ability to continue as a going concern in a report dated April 15, 2010. This doubt is based on the fact that we have had losses since inception, have a stockholders’ deficit and have had no material revenue generating operations since inception.

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

The market for packaged meat products, and competing packaged products, is highly competitive.  We propose to sell packaged meat products over the Internet and at retail locations.  We may be unable to differentiate ourselves in the marketplace and compete successfully against existing or future competitors of our business.  In order to succeed, we will be required to take customers away from established smoked meat and fish brands and alternative food products sold over the Internet or at retail stores.  Our retail products will be sold at higher prices than some of our competitor’s products, and consumers may not differentiate the quality of our products or may not be willing to pay higher prices.  If we fail to establish customers for our packaged food business, it is unlikely that we will generate significant revenue or become profitable, and in the long run our business will likely fail.

We may be unable to establish a significant number of restaurant-stores or kiosks.

Many factors may affect our ability to establish new restaurant-stores and kiosks, including:

•	identification and availability of suitable locations;
•	negotiation of favorable lease or purchase arrangements;
•	management of the costs of construction and development;
•	securing required governmental approvals and permits and complying with governmental regulations;
•	recruitment of qualified operating personnel;
•	labor disputes;
•	shortages of materials and skilled labor;
•	environmental concerns; and
•	other increases in costs, any of which could give rise to delays or cost overruns.

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

We are completely dependent upon Mary Ann’s Specialty Foods, Inc., and upon a single oven-system located at Specialty Foods, to produce our smoked foods in order to operate the business and generate revenue.  If our oven system breaks down, becomes contaminated or is removed from Specialty Foods’ facility, we would experience an interruption in our ability to supply products to customers.  This would harm our relationships with our customers and internet affiliates, and harm our revenues in the short run.  Any long-term interruptions in our ability to produce smoked foods would significantly limit our ability to continue operations.

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

We expect to be dependent on third party affiliates to provide design, advertising, foodservice operations management, and franchising assistance in relation to our Smoky Market restaurants and kiosks and to assist in development of our general operating and marketing plan.

We intend to engage well-established consulting firms for design, advertising, operations management and franchising to assist us in the development and execution of our Smoky Market restaurant and kiosk plan.  If we are unable to engage and sustain long-term agreements with these operating affiliate firms, our ability to generate revenue will be delayed or reduced, and we may incur substantial costs in obtaining the necessary services to execute the roll out for our restaurants and kiosks.

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

We expect labor costs to be a significant expense for our business.  We may be negatively affected by increases in workers’ wages and costs associated with providing benefits, particularly healthcare costs.  Such increases can occur unexpectedly and without regard to our efforts to limit them.  If such increases occur, we may be unable to pass them along to the consumer through product price increases, resulting in decreased operating results.

Changes in general economic and political conditions affect consumer spending and may harm our revenues and operating results.

Our country’s economic condition affects our customers’ levels of discretionary spending.  A decrease in discretionary spending due to a recession or decreases in consumer confidence in the economy could affect the frequency with which our customers choose to purchase smoked-foods or dine out or the amount they spend on smoked-food or meals while dining out.  This would likely decrease our revenues and operating results.

Failure to comply with governmental regulations could harm our business and our reputation.

We will be subject to regulation by federal agencies and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurant-markets. These regulations include matters relating to:

•	the environment;
•	building construction;
•	zoning requirements;
•	worker safety;
•	the preparation and sale of food and alcoholic beverages; and
•	employment.

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

Our directors, officers, and 5% stockholders and their affiliates control a significant percentage of our outstanding shares of common stock and are expected to continue to control a significant percentage of our outstanding common stock following any financing transactions projected for the foreseeable future.  These directors, officers, 5% stockholders and affiliates effectively control all matters requiring approval by the stockholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, declarations of dividends and the election of directors.  This concentration of ownership may also delay, defer, or prevent a change in control and otherwise prevent stockholders other than our affiliates from influencing our direction and future.

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

The market price of our common stock, like that of the securities of other early-stage companies, is highly volatile.  Our stock price may change dramatically as the result of announcements of our quarterly results, the rate of our expansion, significant litigation or other factors or events that would be expected to affect our business or financial condition, results of operations and other factors specific to our business and future prospects.  In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

•	intentional manipulation of our stock price by existing or future stockholders;
•	short selling of our common stock or related derivative securities;
•	a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares;
•	the interest, or lack of interest, of the market in our business sector, without regard to our financial condition or results of operations;
•	the adoption of governmental regulations and similar developments in the United States or abroad that may affect our ability to offer our products and services or affect our cost structure;
•	developments in the businesses of companies that purchase our products; or
•	economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

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

Our common stock is a “low-priced stock” and subject to regulation that limits or restricts the potential market for our stock.

Shares of our common stock are “low-priced” or “penny stock,” resulting in increased risks to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock.  In general, a low-priced stock is an equity security that:

•	Is priced under five dollars;
•	Is not traded on a national stock exchange;
•
Is issued by a company that has less than $5 million in net tangible assets (if it has been in business less than three years) or has less than $2 million in net tangible assets (if it has been in business for at least three years); and

•	Is issued by a company that has average revenues of less than $6 million for the past three years.

We believe that our common stock is presently a “penny stock.” At any time the common stock qualifies as a penny stock, the following requirements, among others, will generally apply:

•
Certain broker-dealers who recommend penny stock to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.

•
Prior to executing any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers a disclosure schedule explaining the risks involved in owning penny stock, the broker-dealer’s duties to the customer, a toll-free telephone number for inquiries about the broker-dealer’s disciplinary history and the customer’s rights and remedies in case of fraud or abuse in the sale.

•	In connection with the execution of any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers the following:

o	bid and offer price quotes and volume information;
o	the broker-dealer’s compensation for the trade;
o	the compensation received by certain salespersons for the trade;
o	monthly accounts statements; and
o	a written statement of the customer’s financial situation and investment goals.

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

Pursuant to an Option Agreement dated October 30, 2009, we have an option to purchase from Specialty Foods an approximately 15 acre parcel of real estate on which Specialty Foods is located in Webster City, Iowa during an approximately seven year term at a purchase price equal to the greater of $3,000,000 (plus the cost of additional improvements) and the appraised value of preoprty at the time the option is exercised.  If we exercise the option, we would be required to lease back to Specialty Foods the buildings in which it conducts its operations in exchange for rent of $10,000 per month, subject to certain adjustments.

In January 2008, we entered into an agreement relating to the 29 East Main Cafe, located at 29 East Main Street, Los Gatos, California 95030.  Under the terms of the purchase agreement, we acquired the existing leasehold improvements and equipment and assumed the existing lease for a total purchase price of $150,000.  Under the terms of the lease, our monthly rent is $6,000 and increases 3.5% annually.  We remodeled this location and opened it as a Smoky Market restaurant, but in March 2010 we closed the restaurant.  We continue to incur the monthly rent until our lease obligations terminate.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price

The table below sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.  Our common stock is quoted on the OTC Bulletin Board under the symbol SMKY.

	High	Low
Fiscal Year Ended December 31, 2009
Quarter ended December 31, 2009	$0.10	$0.02
Quarter ended September 30, 2009	$0.09	$0.04
Quarter ended June 30, 2009	$0.10	$0.02
Quarter ended March 31, 2009	$0.06	$0.03

Fiscal Year Ended December 31, 2008
Quarter ended December 31, 2008	$0.07	$0.03
Quarter ended September 30, 2008	$0.15	$0.04
Quarter ended June 30, 2008	$0.36	$0.02
Quarter ended March 31, 2008	$0.65	$0.16

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  Our common stock began quotation on the OTC Bulletin Board on September 11, 2007.

Outstanding Shares and Number of Stockholders

As of March 31, 2010, there were 87,527,246 shares of common stock issued and outstanding, which were held by approximately 279 holders of record and no shares of preferred stock outstanding.

Dividends

We have never declared or paid dividends on any class of equity securities, and we currently intend to retain any future earnings for use in our business and do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the company are authorized for issuance as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,887,500	$0.10	817,500
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,887,500	0.10	817,500

Recent Sales of Unregistered Securities

Other than transactions previously reported, there were no securities sold during the year ended December 31, 2009 without being registered under the Securities Act.

Item 6.  Selected Financial Data.

Because we are a smaller reporting company, we are not required to provide the information called for by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto.  This section may include projections and other forward-looking statements regarding management’s expectations regarding our performance.  You should not place undue reliance on such projections and forward looking statements, and, when considering such projections and forward-looking statements, you should keep in mind the risk factors noted throughout this prospectus.  You should also keep in mind that all projections and forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect.  See “Item 1A. Risk Factors.”

Overview

We use proprietary, custom-engineered, USDA-approved wood-burning oven technology to mass produce a complete line of real Smoke-BakedTM meat and fish, and special recipe dishes, which we believe to be unique and of superior quality to other commercially produced smoked meat products.  Our meat and fish are prepared 100% naturally without the addition of additives (water, sugar, high sodium) or chemical preservatives, and are individually portion-packaged and vacuum-sealed for convenience and quality retention.  From a 15-acre food production campus located in central Iowa and owned by our exclusive meat processor, Mary Ann’s Specialty Foods, Inc. (“Specialty Foods”), we produce and ship our smoked foods to distribution facilities strategically established to support nationwide marketing.

A key operating element in our business model is the culinary systemization we have created – through mass production – designed for highly specialized and profitable foodservice operation within a very small footprint of space.  We plan to generate revenue principally from sales of our smoked foods through the operations of two channels of Smoky Market brand distribution: sales of retail packaged product sold over the Internet and retail display merchandisers, and development of a chain of franchised fast-casual restaurants and self-contained kiosks.  We are able to deliver food of consistent size, taste and quality without the need to install smoking ovens for on-site cooking or to train skilled cooks to handle raw product at numerous locations.  We believe this will permit our development of national chain operations with substantially reduced costs relative to investment, labor and product shrinkage.

We produce our smoked foods under an agreement with Specialty Foods, a commercial meat processor in whose USDA facility we placed out first wood-burning oven system, which is capable of producing approximately 100,000 pounds of smoked meat and fish per month.  To demonstrate the systemization of our foodservice menu operation, we opened a 1,000 square foot Smoky Market restaurant in October 2009, which was located in Los Gatos, California and featured a selection of certain of our smoked meat and fish that was prepared within a kitchen area of 150 square feet.  However, after less than five months of testing, we chose to close the restaurant due to insufficient traffic in the area , but we plan to open Smoky Market restaurants in the near future when financing is secured.

Beginning in 2010 with receipt of financing, we plan to commence retail sales from our Internet web site, which will enable food buyers from across the country to order our products online and to receive their order within just a few days.  Our Internet operating plan is to create marketing affiliations with existing network marketers and selected corporate businesses and consumer trade organizations under which we would pay commissions in return for sponsorship and promotional representation by these marketing affiliates.

We have generated net losses in each fiscal year since our inception in the development of our business model.  In October 2009, we began to generate initial revenue from food sales at our Los Gatos, CA Smoky Market restaurant, but subsequently closed the restaurant.  As discussed in “Liquidity and Capital Resources” below, in June 2009 we received $1.5 million in capital financing, which we used toward opening the restaurant and completing the operating systems for our web site to launch the Internet business.  We estimate that we will need a minimum of $2.5 million of additional financing in order to launch our Smoky Market foodservice concept and Internet retail operations.  Proceeds from anticipated future financings will be used to finance Smoky Market restaurants and kiosks that cost about $200,000 and $85,000 respectively, and a minimum of $500,000 will be required to implement our Internet marketing campaign.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $110,646 and a working capital deficit of $325,111, as compared to cash and cash equivalents of $282 and a working capital deficit of $716,046 as of December 31, 2008.

To finance the expansion of our foodservice concept and Internet operations, we intend to seek additional financing in early 2010.  Given that we are not yet in a positive cash flow or earnings position, the options available to us are fewer than to a positive cash flow company and generally do not include bank financing.  To raise additional capital, we expect to issue debt and/or equity securities, including warrants and convertible securities. We do not have any commitments from any party to provide required capital and may, or may not, be able to obtain such capital on reasonable terms or at all.

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

During 2009, principal uses of cash were approximately $1.2 million for the operation of our Smoky Market restaurant and approximately $350,000 in associated equipment purchases.

Expected capital expenditures during the remainder of 2010 are expected to be limited to marketing and advertising costs of approximately $250,000 to promote our Smoky Market foodservice and Internet retail operations, $250,000 relating to inventory requirements, and $1,000,000 for new Smoky Market restaurants.

Assuming the success of our initial foodservice concept and Internet operations, which are expected to utilize a substantial portion of our existing production capacity, we anticipate the need to invest as much as $1,000,000 to create additional production capacity at Specialty Food’s production facility to support our expanded marketing operations.  This will most likely require the construction of an additional building adjacent to Specialty Food’s existing production space for more ovens and packaging equipment.   We recently entered into agreements with Specialty Foods under which we were granted an option to construct an up to 80 thousand square foot building on its property to accommodate additional smoker ovens and equipment and an option to purchase the 15-acre campus on which Specialty Foods operates if needed to accommodate growth of the Company’s business (subject to an obligation to lease back to Specialty Foods its processing facility). We anticipate that the financing to pay for the proposed building addition will be generated from a combination of our sales and additional financing transactions involving debt or equity securities.  If we are unable to obtain financing to construct the building addition as planned, we will be forced to significantly curtail our proposed expansion, and our ability to grow revenue will be halted until increased capacity can be created.

Results of Operations

Our revenues from operations decreased while our operating expenses increased in 2009.  The revenue decrease was due primarily to a decrease in products sold between 2008 and 2009.  The operating expense increase was due to increases in rent and stock-based compensation in the payment of salaries, professional services, and financing activities, as summarized and discussed below.  Also, our working capital deficiency increased from 2008 to 2009 as summarized and discussed below.

Revenues and Expenses.  Our operating results for the years ended December 31, 2008 and 2009 are summarized as follows:

	For the years ended
	December 31, 2009	December 31, 2008
Sales	$42,673	$287
Restaurant Operating Costs	126,611	--
Net Operating Loss	(83,938)	287
General & Administrative Expenses
Salaries, Wages & Benefits	379,263	283,603
Professional Fees	195,651	102,390
Rent	109,087	107,853
Depreciation/amortization	144,548	38,405
Stock based compensation
Salaries, Wages & Benefits	26,657	119,780
Financing	13,532	617,292
Professional	2,905	1,818,983
Marketing	5,871	87,355
Other	140,059	155,155
Total General & Administrative Expenses	1,045,906	3,330,816
Operating Loss	(1,129,844)	(3,330,529)
Other Expense – Net	(121,254)	(12,601)
Net (Loss)	$(1,251,098)	$(3,343,130)

Sales increased by $42,386 from $287 in 2008 to $42,673 in 2009, while general and administrative expenses decreased by $2,284,910, from $3,330,816 in 2008 to $1,045,906 in 2009.  Our operating loss decreased by $2,200,685, from $3,330,529 in 2008 to $1,129,844 in 2009.  The increased revenues, generated primarily from the operation of our restaurant, were accompanied by an increase in cost of goods sold from $0 in 2008 to $126,611 in 2009.  The increased costs of goods sold is primarily due to restaurant operating costs relating to food, beverage and packaging, labor and related costs, occupancy, and other operating costs.

The decrease in operating expenses was due primarily to decreases in marketing expenses and stock-based professional compensation.  Our marketing expense decreased by $81,484, from $87,355 in 2008 to $5,871 in 2009.  The decrease in marketing expense is primarily due to a significant marketing program engaged in 2008 with no corresponding initiative in 2009.

Stock-based compensation in the category of salaries, wages and benefits decreased by $93,123 from $119,780 in 2008 to $26,657 in 2009, stock-based compensation in the category of professional services decreased by $1,816,078 from $1,818,983 in 2008 to $2,905 in 2009, and stock-based compensation in the category of financing activities decreased by $603,760, from $617,292 in 2008 to $13,532 in 2009.  Overall, stock-based compensation expense decreased by $2,512,961, from $2,556,055 in 2008 to $43,094 in 2009.  The overall decrease in stock-based compensation expense is due to the 2008 write-off of previously deferred stock-based compensation, as it was determined to have no future value.

The decreases in marketing expenses and expenses associated with stock-based compensation were partially offset by increases in expenses relating to salaries, wages and benefits, professional fees, and other expenses.  Expenses associated with salaries, wages and benefits increased by $95,660 from $283,603 in 2008 to $379,263 in 2009.  The increase in salaries, wages and benefit expenses is due primarily to the additional staffing required to manage the Company as restaurant operations commenced.  Depreciation and amortization expense increased by $106,143 from $38,405 in 2008 to $144,548 in 2009.  The increase was due to the opening of the Company’s pilot restaurant in 2009, causing depreciation to commence, the full amortization of a previous intangible license, and the amortization of loan discounts.  Professional fees increased by $93,261 from $102,390 in 2008 to $195,651 in 2009.  The increase in professional fees is primarily due to additional SEC reporting and financing initiatives in 2009.

In the opinion of our management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Working Capital.  Our working capital for the years ended December 31, 2008 and 2009 is summarized in the table below.  For the categories of current assets and current liabilities, the line items included in the table below represent selected components of each category that are material to an understanding of our working capital deficiency.  For a complete listing of all components of each category please refer to the financial statements accompanying this Report.

	As of December 31:
	December 31, 2009	December 31, 2008
Current Assets
Cash	$110,646	$282
Prepaid Expenses	11,610	-
Employee Advances	-	150
Inventory	117,269	22,126
Total Current Assets	239,525	22,558

Current Liabilities
Accounts payable	136,758	256,884
Accounts payable – related parties	106,457	87,364
Accrued Payroll costs	244,537	264,771
Short-term advances	75,000	75,000
Other current liabilities	1,883	-
Bank overdraft	-	39,353
Current maturities of capital lease obligations	-	15,232
Total Current Liabilities	564,635	738,604

Working Capital Deficiency	$(325,110)	$(716,046)

Our working capital deficiency decreased by $390,936, from $716,046 in 2008 to $325,110 in 2009.  The decrease in our working capital deficiency was primarily due to (i) an increase in our cash of $110,364, from $282 in 2008 to $110,646 in 2009, (ii) an increase in inventory of $95,143, from $22,126 in 2008 to $117,269 in 2009, (iii) a decrease in accounts payable of $120,126, from $256,884 in 2008 to $136,758 in 2009, and (iv) the liquidation of the bank overdraft and capital lease obligation liabilities in 2009, which were $39,353 and $15,232, respectively, in 2008.  The increases in cash and inventory are due primarily to the commencement of the Company’s restaurant operations in 2009, and the decrease in accounts payable is due primarily to the acquisition of longer term debt financing during 2009, enabling the purchase of inventory and pay down of current liabilities.

Cash Flows.  Our cash flows for the years ended December 31, 2008 and 2009 are summarized as follows:

	For the years ended
	December 31, 2008	December 31, 2008
Net Cash (Used) in Operating Activities	$(1,172,928)	$(535,630)
Net Cash (Used) by Investing Activities	$(351,473)	$(208,092)
Cash Provided by Financing Activities	$1,634,768	$727,768
Net Increase (Decrease) in Cash	$110,367	$(15,954)

Cash, Beginning of Year	$281	$16,235
Cash, End of Year	$110,648	$281

In 2009, we used $1,172,928 in cash in our operating activities in 2009, primarily relating to losses from our restaurant operations in 2009; we used $351,473 in cash in our investing activities, primarily relating to the purchase of property and equipment necessary for restaurant operations; and we were able to generate $1,634,768 in cash from financing activities, primarily due to securing long-term financing.

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

           We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Changes to these judgments and estimates could adversely affect the Company’s future results of operations and cash flows.

Impairment of Long-Lived Assets

           The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value.  Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  As of December 31, 2009, management believes that there is no impairment of long-lived assets.  Subsequent to December 31, 2009, the Company closed its initial restaurant due to less than desirable sales and the lack of profitability.  The range of loss from this transaction is disclosed in the financial statement notes, and will be recognized in Q1 2010.

           Revenue Recognition

Sales are recognized at the point of sale at restaurants or time of shipment with respect to Internet sales.

Net (Loss) Per Common Share

The Company follows FASB ASC Topic 260, “Earnings per Share.”  Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares, outstanding stock options, and the equivalent number of common shares that would have been outstanding had the convertible debt holders converted their debt instruments to common stock.  All potential dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

Stock-Based Compensation

The Company has issued its common shares as compensation to directors, officers, and non-employees (“recipients”).  The Company measures the amount of stock-based compensation based on the fair value of the equity instrument issued or the services or goods provided as of the earlier of (1) the date at which an agreement is reached with the recipient as to the number of shares to be issued for performance, or (2) the date at which the recipient’s performance is complete.

Income Taxes

The Company provides for income taxes under FASB ASC Topic 740, “Income Taxes.”  ASC Topic 740 requires the use of an asset and liability approach in accounting for income taxes.  ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company utilizing the loss carry-forward.

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

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  This conclusion is based in part on the fact that the Company did not complete this Report and related audits within required time periods.

Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that the records of the Company accurately and fairly reflect the transactions and dispositions of the Company’s assets; assets are safeguarded against loss from unauthorized use or disposition; and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with United States generally accepted accounting principles.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.  Our management’s finding of ineffective internal control over financial reporting results primarily from the fact that the Company has only two full time employees, which is not a sufficient number to implement industry-standard internal controls.  Subject to the Company’s ability to obtain financing and hire additional employees, the Company expects to be able to design and implement effective internal controls in the near future.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Controls

During the last fiscal quarter ended December 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

Certain information regarding our executive officers and directors is set forth below.  Our executive officers are appointed by, and continue to serve at the will of, our board of directors.  Our directors are elected or appointed for terms that continue, absent resignation, death or removal by our stockholders, until the later of the next annual meeting of stockholders or until a replacement is duly appointed or elected and qualified.  Among our officers, Edward C. Feintech devotes substantially all of his time to our business, Shane A. Campbell devotes approximately 40% of his time to our business, and Dennis Harrison currently devotes less than 5% of his time to our business.

Name	Age	Position
Edward C. Feintech	61	Founder, Promoter, President, Chief Executive Officer and Chairman of the Board
Scott L. Bargfrede	51	Director
Shane A. Campbell	51	Director and Chief Financial Officer*
Dennis A. Harrison	60	Chief Information Officer*
Harvey Hoffenberg	60	Chief Marketing Officer*
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

Scott L. Bargfrede has served as a director of our company since May 2006.  Mr. Bargfrede has been the President and CEO of First American Bank in Webster City, Iowa since October 18, 1999.  First American Bank is our primary bank.  Mr. Bargfrede graduated from the University of Minnesota in 1979 with a Bachelor of Arts degree in Ag-Business Finance.  In 1992, he graduated from the University of Wisconsin Graduate School of Banking.

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

Harvey Hoffenberg joined our executive management team as Chief Marketing Officer in March 2010 and has more than 25 years experience in the advertising, marketing and branding industry for major, global advertising agencies.  Prior to founding Propulsion LLC in 2005, Mr. Hoffenberg was chief creative officer and a managing partner at Bozell Worldwide (New York and California), vice chairman and chief creative officer at Saatchi and Saatchi (New York), and senior creative director at BBDO (New York).  Throughout his career, Mr. Hoffenberg has experience in marketing for prominent fast food companies such as Burger King, Taco Bell, Pizza Hut, and IHOP.  Mr. Hoffenberg earned a bachelor’s degree in advertising and design from the University of Florida in 1973.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors to file reports concerning their ownership of Common Shares with the SEC and to furnish the Company with copies of such reports.  Based solely upon the Company’s review of the reports required by Section 16 and amendments thereto furnished to the Company, the Company believes that all reports required to be filed pursuant to Section 16(a) of the Exchange Act during 2009, were filed with the SEC on a timely basis except as follows: (a) Form 4 for Scott Bargfrede, a director, was due on June 30, 2009, but was filed on July 10, 2009 (b) Form 4 for Edward Feintech, an officer and director, was due on June 29, 2009, but was filed on July 10, 2009; (c) Form 4 for Shane Campbell, an officer, was due on June 30, 2009, but was filed on July 10, 2009; and (d) a Form 4 for Dennis Harrison, an officer, was due on June 30, 2009 but was filed on July 13, 2009.

Code of Ethics

We have not adopted a code of ethics.  Although we expect to adopt a code of ethics during 2010, we have not done so to date because we believe that, in light of our limited capital and operations, expending the resources on developing a formal code of ethics would not be in the best interest of shareholders.  As we obtain the capital to establish more significant operations, we expect to begin developing more comprehensive policies and procedures appropriate to our size and stage.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation for the fiscal years ended December 31, 2008 and December 31, 2009 paid or accrued by us to or on behalf of our Chief Executive Officer, as well as our two most highly compensated executive officers, if any, whose aggregate compensation for fiscal years 2008 or 2009 exceeded $100,000 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Edward C. Feintech, CEO,	2009	175,000		--	--	--	--	--	--	175,000
President and Director	2008	175,000		--	--	--	--	--	--	175,000
Shane A. Campbell, CFO and Director(1)	2009	101,990	(2)	--	--	--	--	--	--	101,990

(1)  Mr. Campbell’s 2008 compensation did not exceed $100,000
(2)  Mr. Campbell is currently serving as a part-time consultant; his salary is being accrued but not paid due to liquidity issues.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding equity awards held by the Named Executive Officers as of December 31, 2009:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Edward C. Feintech, CEO, President and Director	291,146(1)	33,854(1)	N/A	$0.10	May 31, 2013	N/A	N/A	N/A	N/A
Edward C. Feintech, CEO, President and Director	380,729(1)	44,271(1)	N/A	$0.10	May 31, 2014	N/A	N/A	N/A	N/A
Shane A. Campbell, CFO and Director	104,948(1)	16,927(1)	N/A	$0.10	May 31, 2014	N/A	N/A	N/A	N/A

(1)  Options vested 25% on May 31, 2007 and 1/48th each month thereafter until fully vested.

Compensation of Directors

Directors who are not officers of the Company do not receive any regular compensation for their service on the board of directors but are entitled to reimbursement of any actual expenses associated with the attendance of board meeting and other activities and to receive options and other awards under the Company’s stock incentive plan.  Directors are entitled to receive compensation for services unrelated to their service as a director to the extent that they provide such unrelated services to the Company.

No directors received any compensation, including option awards, for their service as directors for the Company, during the fiscal year ended December 31, 2009.  Information with respect to the compensation of Edward C. Feintech, our Chief Executive Officer and President, is set forth in the tables above.

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

Pursuant to his executive employment agreement dated May 10, 2007, Edward C. Feintech is entitled to receive, as severance and following execution of a release of liabilities in favor of the Company, (i) if the termination was by the Company without cause or by the employee with good reason (except in connection with a change of control), base salary and medical benefits (plus any pro-rated bonus for which he otherwise qualified) for a period of 12-months following the termination, or (ii) if the termination was by the Company without cause or by the employee with good reason and occurred 90 days prior to or within one year after a change of control, base salary and medical benefits for a period of 24 months and acceleration of the vesting of any stock options granted under the employment agreement.  Mr. Feintech is not entitled to such severance benefits if the termination is either by the Company for cause, by Mr. Feintech without good reason, or after May 10, 2010.  A change of control includes (a) any capital reorganization, reclassification of the capital stock of Company, consolidation or merger of Company with another corporation in which Company is not the survivor (other than a transaction effective solely for the purpose of changing the jurisdiction of incorporation of Company), (b) the sale, transfer or other disposition of all or substantially all of  the Company’s assets to another entity, and (c) the acquisition by a single person (or two or more persons acting as a group, as a group is defined for purposes of Section 13(d)(3) under the Exchange Act of 1934, as amended) of more than 40% of the outstanding shares of common stock of  the Company.

Compensation Committee Interlocks and Insider Participation

The Company has no compensation committee or other board committee performing equivalent functions.  Edward C. Feintech, an officer of the Company as well as chairman of the board of directors, participated in deliberations of the Company’s board of directors concerning executive officer compensation during 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2010 and as adjusted to reflect the sale of the shares of our common stock offered hereby, by:

•	all persons known by us to beneficially own more than 5% of our common stock;
•	each of our named executive officers;
•	each of our directors; and
•	all directors and executive officers as a group.

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

Name of Executive Officer or Director	Amount and Nature of Beneficial Owner		Percent (1)
Edward C. Feintech Chairman, President and CEO	13,680,785	(2)	15.51%
Scott L. Bargfrede, Director	384,543	(3)	*
Shane A. Campbell, Director and CFO	397,655	(4)	*
Dennis Harrison, CIO	1,519,442	(5)	1.73%
All Officers and Directors as a Group (4 persons)	15,982,425	(6)	17.96%

Name of 5% Stockholder
Smoky Systems, LLC 800 Estates Dr. #100, Aptos, CA 95003	5,855,409	(7)	6.73%
70 Limited, LLC 3554 Wild Cherry Court, Las Vegas, NV 89121	16,890,426	(8)	18.80%

* Represents less than 1% of the outstanding shares of common stock.

(1)
The percentages set forth above have been computed assuming the number of shares of common stock outstanding equals the sum of (a) 87,527,246, which is the number of shares of common stock actually outstanding on March 31, 2010, and (b) shares of common stock subject to options, warrants, convertible notes and similar securities exercisable or convertible for common stock within 60 days of such date held by the person with respect to percentage is computed (but not by any other person).

(2)
Includes, in addition to outstanding shares held by Mr. Feintech, 703,125 shares issuable upon exercise of non-statutory stock options.  Also includes 257,521 shares of common stock held of record by Cheryl Feintech.

(3)	Includes 152,344 shares issuable upon the exercise of non-statutory stock options.
(4)	Includes 152,344 shares issuable upon the exercise of non-statutory stock options.
(5)	Includes 457,031 shares issuable upon the exercise of non-statutory stock options.
(6)	Includes 1,464,844 shares issuable upon the exercise of non-statutory stock options.
(7)
Based on the Company’s internal records reflecting the stock ownership of Smoky Systems.  Dan Brune is the manager of Smoky Systems, LLC, and, as such, has voting and investment control over these securities.  Mr. Brune disclaims beneficial ownership of the securities held by Smoky Systems, LLC.

(8)
Based on the Company’s internal records reflecting the stock ownership of 70 Limited, LLC.  Includes 2,302,500 shares issuable upon the exercise of warrants.  Tertia Dvorchak is the manager of 70 Limited, LLC, and, as such, has voting and investment control over these securities.  Tertia Dvorchak disclaims beneficial ownership of the securities held by 70 Limited, LLC

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth above in Item 5 under “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Arrangements with Officers, Directors and Promoters

Set forth below is a description of certain transactions entered into since January 1, 2009, or presently contemplated, with any officer, director, affiliate or other related person:

Our directors have set the initial salary or consulting fee of certain of our officers as follows (in each case pending availability of capital):

Name	Base Salary or Consulting Fee Per Annum
Edward C. Feintech, President & CEO	$175,000
Shane Campbell, CFO	$100,000*
Dennis Harrison, CIO	$105,000*
Harvey Hoffenberg, CMO	$120,000*

* Currently serving as a part-time consultant; salary is being accrued but not paid due to liquidity issues.

Relationships with Significant Stockholder

Smoky Systems, LLC beneficially owns approximately 7% of our common stock as of March 31, 2010, and its manager is Daniel Brune.  The following affiliates of our company own the following percentage of the outstanding equity interests of Smoky Systems:

Name of Person	Equity Interest
Edward C. Feintech, President, CEO and Chairman	30%
Shane A. Campbell, CFO and Director	*
Scott L. Bargfrede, Director	*
* Less than 1%

On June 30, 2009, we entered into a License Termination and Asset Transfer Agreement with Smoky Systems, LLC, pursuant to which our license agreement with Smoky Systems was terminated, and Smoky Systems transferred to all of its right, title and interest in the recipes, tangible assets, marks and other items previously licensed.  As consideration for the transfer of the assets and termination of the license agreement, we issued to issued to Smoky Systems 3,500,000 shares of common stock of the Company.

On June 1, 2009, we entered into a Note, Share and Warrant Purchase Agreement with 70 Limited LLC and the Jimma Lee Beam Revocable Trust.  In connection with the agreement, we issued to 70 Limited a promissory note in the amount of $2,152,500, together with 11,587,926 shares of our common stock and Series 2009B Warrants to purchase 1,852,500 shares of our common stock, in exchange for $1,500,000 in cash and the cancelation of approximately $652,600 in existing indebtedness to 70 Limited or the Trust.  The agreement and the note supersede two previous promissory notes issued by the Company, one in favor of 70 Limited and one in favor of the Trust, such that both prior notes are cancelled as of the date of the agreement.  Under the terms of the agreement, until the Note has been paid in full 70 Limited has board observation rights and the right to designate one member of the Company's board of directors.  We agreed to pay as a pre-payment of the principal amount of the note at least 50% of the net proceeds above $2,000,000 of any subsequent offering of our capital stock.  The promissory note bears interest at the rate of 10% per annum, is unsecured, and all accrued and unpaid interest, together with the outstanding principal balance of the note, is due in full on the two-year anniversary of the issue date.

On March 5, 2010, we entered into a Note and Warrant Purchase Agreement with 70 Limited LLC.  In connection with the agreement, we issued to 70 Limited a secured promissory note in the amount of $150,000, together with a warrant to purchase up to 450,000 shares of our common stock, in exchange for $150,000 in cash.  The note bears interest at the rate of 10% per annum.  All accrued and unpaid interest, together with the outstanding principal balance of the note, is due in full on the one-year anniversary of the issue date.  The note is secured by a security interest in the commercial lease of our principal restaurant and in all of the Company’s equipment used in connection with the restaurant.  The security interest is evidenced by a security agreement entered into by and between us and 70 Limited.

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

Mr. Bargfrede has been the President and CEO of First American Bank in Webster City, Iowa since October 18, 1999.  First American Bank is our company’s primary bank.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The Company’s independent auditor for the year ended December 31, 2008 was Moore & Associates, Chartered (“Moore & Associates”), and the aggregate fees for the audit services totaled $9,500.  On August 27, 2009, the Public Company Accounting Oversight Board revoked the registration of Moore & Associates, barring the partners and the firm from being an associated person of a registered public accounting firm, and thereby causing the Company to dismiss Moore & Associates as its independent registered public accounting firm auditor.  Moore & Associates was replaced by Seale and Beers, CPAs, which served as the Company’s independent auditor for the year ended December 31, 2009 and re-audited the year ended December 31, 2008.  The aggregate fee for auditing the years ended December 31, 2009 and 2008 was $10,000.

Audit Related Fees

The aggregate fees for professional services for assurance and other audit related services was $9,000 for the fiscal year ended December 31, 2008 and $10,000 for the fiscal year ended December 31, 2009.

Tax Fees

There were no fees paid to Moore & Associates or to Seal and Beers, CPAs, for tax related professional services for the year ended December 31, 2009 or the fiscal year ended December 31, 2008.

All Other Fees

Neither Moore & Associates nor Seale and Beers, CPAs, provided to the Company any other material services during the fiscal year ended December 31, 2009 or the fiscal year ended December 31, 2008.

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

Item 15.  Exhibits and Financial Statement Schedules.

Exhibit No.	Exhibit	Incorporated by Reference/Filed Herewith
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Amendment No. 3 to Registration Statement on Form SB-2 filed on August 24, 2007, File No. 333-143008
3.2	Bylaws	Incorporated by reference to Amendment No. 3 to Registration Statement on Form SB-2 filed on August 24, 2007, File No. 333-143008
4.1	Form of Common Stock Certificate	Incorporated by reference to Amendment No. 3 to Registration Statement on Form SB-2 filed on August 24, 2007, File No. 333-143008
4.2	Series 2008A Warrant dated September 8, 2008	Incorporated by reference to the Current Report on 8-K filed on September 10, 2008, File No. 000-52158
4.3	Series 2009B Warrant dated May 29, 2009	Incorporated by reference to the Current Report on 8-K filed on June 4, 2009, File No. 000-52158
4.4	Series 2009C Warrant dated October 30, 2009	Incorporated by reference to the Current Report on 8-K filed on November 6, 2009, File No. 000-52158
4.5	Warrant dated March 5, 2010	Incorporated by reference to the Current Report on 8-K filed on March 29, 2010, File No. 000-52158
10.1	2006 Stock Incentive Plan	Incorporated by reference to Registration Statement on Form 10-SB filed on February 16, 2007, File No. 000-52158
10.2	Form of NonStatutory Stock Option Agreement	Incorporated by reference to Registration Statement on Form 10-SB filed on February 16, 2007, File No. 000-52158
10.3	Employment Agreement dated May 10, 2007 with Edward C. Feintech	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 14, 2007, File No. 000-52158

Exhibit No.	Exhibit	Incorporated by Reference/Filed Herewith
10.4	Consulting Agreement dated May 1, 2008 with International Monetary	Incorporated by reference to the Current Report on 8-K filed on May 8, 2008, File No. 000-52158
10.5	Promissory Note dated September 8, 2008	Incorporated by reference to the Current Report on 8-K filed on September 10, 2008, File No. 000-52158
10.6	Note and Share Purchase Agreement dated January 27, 2009 with 70 Limited LLC	Incorporated by reference to the Current Report on 8-K filed on February 2, 2009, File No. 000-52158
10.7	Note, Share and Warrant Purchase Agreement dated May 28, 2009 with 70 Limited LLC and The Jimma Lee Beam Revocable Trust	Incorporated by reference to the Current Report on 8-K filed on June 4, 2009, File No. 000-52158
10.8	Promissory Note dated May 29, 2009	Incorporated by reference to the Current Report on 8-K filed on June 4, 2009, File No. 000-52158
10.9	License Termination and Asset Transfer Agreement dated June 30, 2009 with Smoky Systems, LLC	Incorporated by reference to the Current Report on 8-K filed on July 7, 2009, File No. 000-52158
10.10	Option Agreement dated October 30, 2009 with Mary Ann’s Specialty Foods, Inc.	Incorporated by reference to the Current Report on 8-K filed on November 6, 2009, File No. 000-52158
10.11	Second Amended and Restated Processing Agreement dated October 30, 2009 with Mary Ann’s Specialty Foods, Inc.	Incorporated by reference to the Current Report on 8-K filed on November 6, 2009, File No. 000-52158
10.12	Consulting Agreement dated October 30, 2009 with William Korleski	Incorporated by reference to the Current Report on 8-K filed on November 6, 2009, File No. 000-52158
10.13	Note and Warrant Purchase Agreement dated March 5, 2010 with 70 Limited LLC	Incorporated by reference to the Current Report on 8-K filed on March 29, 2010, File No. 000-52158
10.14	Secured Promissory Note dated March 5, 2010	Incorporated by reference to the Current Report on 8-K filed on March 29, 2010, File No. 000-52158

Exhibit No.	Exhibit	Incorporated by Reference/Filed Herewith
10.15	Security Agreement dated March 5, 2010	Incorporated by reference to the Current Report on 8-K filed on March 29, 2010, File No. 000-52158
10.16	Executive Consulting Agreement dated March 25, 2010 with Harvey Hoffenberg	Filed herewith
23.1	Consent of Independent Registered Public Accountants	Filed herewith
24	Power of Attorney	Included on the signature page hereof
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SMOKY MARKET FOODS, INC.

Date: April 15, 2010	By:	/s/ Eddie Feintech
Eddie Feintech
Chief Executive Officer

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

Signature	Title	Date

/s/ Edward C. Feintech Edward C. Feintech	Chief Executive Officer, President and Chairman (Principal Executive Officer)	April 15, 2010

/s/ Shane Campbell Shane Campbell	Director, Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2010

/s/ Scott L. Bargfrede Scott L. Bargfrede	Director	April 15, 2010

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Smoky Market Foods, Inc.

We have audited the accompanying balance sheets of Smoky Market Foods, Inc. as of December 31, 2009 and December 31, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009 and December 31. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smoky Market Foods, Inc. as of December 31, 2009 and December 31, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009 and December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has experienced $7,202,544 in losses since inception and has earned no material revenue generating operations since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
April 15, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

SMOKY MARKET FOODS, INC.
Balance Sheets

	As of December 31:
	2009	2008
ASSETS:
Current Assets
Cash	$110,646	$282
Prepaid expenses	11,609	-
Employee advances	-	150
Inventory	117,270	22,126
Total Current Assets	239,525	22,558
Property & Equipment, net of accumulated depreciation	750,406	462,315
Other Assets
Intangible assets	-	29,333
Prepaid consulting contract	50,000	-
Real estate option	75,000	-
Deposits	11,616	11,333
Total Other Assets	136,616	40,666
Total Assets	$1,126,547	$525,539

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities
Accounts payable	$136,758	$256,884
Accounts payable - related parties	106,457	87,364
Accrued payroll costs	244,537	264,771
Short-term advances	75,000	75,000
Other current liabilities	1,883	-
Bank overdraft	-	39,353
Current maturities of capital lease obligations	-	15,232
Total Current Liabilities	564,635	738,604
Long-term Liabilities
Promissory notes payable to a related party, including
accrued interest, less amortized discount	1,880,056	491,975
Total Liabilities	2,444,691	1,230,579

Stockholders' Equity (Deficit)
Preferred Stock, par value $.001, 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common Stock, par value $.001, 200,000,000 shares authorized:
issued and outstanding 86,963,746 and 67,422,820
at December 31, 2009 and 2008, respectively	86,964	67,423
Deferred Stock-Based Compensation	(81,885)	(108,542)
Other paid-in capital	4,849,244	4,424,630
Additional paid-in capital for warrants	1,030,077	862,895
Accumulated deficit	(7,202,544)	(5,951,446)
Total Stockholders' Equity (Deficit)	(1,318,144)	(705,040)
Total Liabilities and Stockholders' Equity (Deficit)	$1,126,547	$525,539

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.
Statements of Operations

	For the Years Ended December 31:
	2009	2008
Sales
Restaurant Sales, Net of Discounts	$41,928	$-
Internet Sales	745	287
Total Sales	42,673	287

Restaurant Operating Costs
Food, beverage and packaging	30,168	-
Labor and related costs	48,260	-
Occupancy	21,646	-
Other	26,537	-
Total Restaurant Operating Costs	126,611	-

Net Operating Loss	(83,938)	287

General & Administrative Expenses
Salaries, wages & benefits	379,263	283,603
Professional fees	195,651	102,390
Rent	109,087	107,853
Depreciation/amortization	144,548	38,405
Write off of Smoky Market license	28,333	-
Stock based compensation
Salaries, Wages & Benefits - related parties	26,657	119,780
Financing	13,532	617,292
Professional	2,905	1,818,983
Marketing	5,871	87,355
Other	140,059	155,155

Total General & Administrative Expenses	1,045,906	3,330,816

Operating Loss	(1,129,844)	(3,330,529)

Other Income (Expense)
Interest income	1,278	-
Gain on settlement of debt	19,353	-
Interest expense ($125,533 of which is to a related party)	(141,885)	(12,601)

Other Expense - Net	(121,254)	(12,601)

Loss before Income Taxes	(1,251,098)	(3,343,130)

Income Taxes	-	-

Net (Loss)	$(1,251,098)	$(3,343,130)

(Loss) per Share:
Basic and Diluted	$(0.016)	$(0.054)

Weighted Average
Number of Shares	80,621,187	62,470,438

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.
Statements of Stockhoder's Equity

			Deferred	Other	Additional
	Common Stock		Stock-Based	Paid-in	Paid-in	Accumulated	Total
	Shares	Amount	Compensation	Capital	Capital	Deficit	(Deficit)

Balance, January 1, 2008	54,812,824	$54,813	$(1,044,574)	$2,579,565	$831,772	$(2,608,316)	$(186,740)
Common stock issued for:
Cash	1,673,332	1,673	-	139,327	-	-	141,000
Services performed by the CIO	266,666	267	-	41,733	-	-	42,000
Future marketing services	3,000,000	3,000		987,000	-	-	990,000
Exercise of stock options	50,000	50	8,000	12,450	-	-	20,500
Current services	7,253,332	7,253		601,922	-	-	609,175
Conversion of short-term advance to common shares	366,666	367	-	62,633	-	-	63,000
Warrants issued in conjunction with debt offerring	-	-	-	-	31,123	-	31,123
Amortization of stock-based compensation	-	-	928,032	-	-	-	928,032
Net (Loss) for the Year Ended December 31, 2008	-	-	-	-	-	(3,343,130)	(3,343,130)
Balance, December 31, 2008	67,422,820	67,423	(108,542)	4,424,630	862,895	(5,951,446)	(705,040)
Common stock issued for:
Consideration in financing	3,325,000	3,325	-	108,970	-	-	112,295
Consideration for investor relations services	103,000	103	-	2,802	-	-	2,905
Consideration for future consulting services	1,000,000	1,000	-	49,000	-	-	50,000
Consideration in financing	15,112,926	15,113	-	263,842	-	-	278,955
Warrants issued in conjunction with debt restructuring
Consideration for debt restructuring	-	-	-	-	92,182	-	92,182
Consideration for option on real estate	-	-	-	-	75,000	-	75,000
Amortization of stock-based compensation			26,657				26,657
Net (Loss) for the Year Ended December 31, 2009						(1,251,098)	(1,251,098)
Balance, December 31, 2009	86,963,746	$86,964	$(81,885)	$4,849,244	$1,030,077	$(7,202,544)	$(1,318,144)

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.
Statements of Cash Flows
	For the Years Ended:
	December 31, 2009	December 31, 2008

Operating Activities
Net (Loss)	$(1,251,098)	$(3,343,130)
Stock-based financing and compensation costs	43,094	2,555,909
Gain from non-cash settlement of bank overdraft	(19,353)	-
Depreciation and amortization	172,881	39,552
Accrued interest capitalized as new debt	127,533	-
Adjustments to reconcile net loss to cash used
in operating activities:
(Increase) decrease in accounts receivable	-	-
(Increase) decrease in inventory	(95,143)	(17,876)
(Increase) decrease in other current assets	(11,609)	(150)
Increase (decrease) in accounts payable	(101,033)	117,669
Increase (decrease) in due to employees	(20,084)	73,043
Increase (decrease) in bank overdraft	(20,000)	39,353
Increase (decrease) in other accrued liabilities	1,884	-

Net Cash (Used) by Operating Activities	(1,172,928)	(535,630)

Investing Activities
Purchase of property and equipment	(351,192)	(205,242)
Deposits and other asset purchases	(283)	(2,850)

Net Cash (Used) by Investing Activities	(351,475)	(208,092)

Financing Activities
Proceeds from issuance of common stock	-	153,500
Proceeds from issuance of convertible notes	-	-
Proceeds from issuance of promissory notes	1,650,000	500,000
Proceeds from (payments on) short term advances - net	-	90,000
Principal payments on capital lease obligations	(15,233)	(15,731)

Net Cash Provided by Financing Activities	1,634,767	727,769

Net Increase (Decrease) in Cash	110,364	(15,953)

Cash, Beginning of Year	282	16,235

Cash, End of Year	$110,646	$282

Supplemental Information:
Interest Paid	$16,352	$12,601

Income Taxes Paid	$-	$-

Non-cash Transactions
Common stock given in satisfaction of short-term advances	$-	$55,000
Common stock given for future consulting	$50,000	$-
Common stock given for services	$15,290	$-
Common stock given in financing transactions	$679,896	$-
Warrants given in financing transaction	$92,182	$-
Warrants given for option on real estate	$75,000	$-

The accompanying notes are an integral part of these financial statements.

Smoky Market Foods, Inc.
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Smoky Market Foods, Inc, (the “Company”) was incorporated on April 18, 2006 under the laws of the State of Nevada.

The Company engages in the development and operation of fast service casual restaurants. The restaurants will feature proprietary menu items and emphasize the preparation of food with high quality ingredients developed under the Smoky Market™ brand, as well as unique recipes and special seasonings to provide high quality food at competitive prices. The Company’s pilot restaurant features dine-in and, carryout. Future non-traditional units are expected to include express locations and kiosks which have a more limited menu and operate in non-traditional locations such as airports, gasoline service stations, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient. The Company may also engage in other retail or wholesale distribution strategies intended to exploit the Smoky Market brand.

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

Accounts Receivable

Management monitors the liquidity and creditworthiness of accounts receivable due from customers on an ongoing basis, considering industry and economic conditions and other factors.  These factors form the basis for calculating and recording an allowance for doubtful accounts, which is an estimate of future credit losses. The Company writes off individual accounts receivable against the bad debt allowance when the Company determines a balance is uncollectible.  Management has determined that the bad debt allowance is appropriately established at $-0- as of both December 31, 2009 and 2008.

Smoky Market Foods, Inc.
Notes to Financial Statements
December 31, 2009 and 2008

Inventory

Inventory consists of Smoky Market food items and branded packaging.  It is valued at the lower of cost or market using the average cost method.  Inventory was as follows at:

	December 31, 2009	December 31, 2008

Food and beverages	$73,534	$-
Packaging materials	28,740	22,126
Shipping materials	14,996	-
	$117,270	$22,126

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets’ estimated economic lives, which range from 3 to 25 years.  Property and equipment were as follows as of:

	December 31, 2009	December 31, 2008

Leasehold Improvements	$409,992	$250,362
Processing Equipment	104,771	104,771
Kiosks	90,205	46,200
Operating Equipment	142,783	78,062
Office Equipment	34,307	29,112
Software	83,941	27,831
Transportation Equipment	10,078	10,077
Warehouse Equipment	1,548	-
Smallwares	23,746	3,765
	901,371	550,180
Accumulated depreciation	(150,965)	(87,865)
	$750,406	$462,315

Leasehold improvements are capitalized and amortized over the remaining term of the leased facility.  The Company recorded $63,100 and $34,405 in depreciation expense relating to the assets above for years ended December 31, 2009 and 2008, respectively.

Smoky Market Foods, Inc.
Notes to Financial Statements
December 31, 2009 and 2008

Other Assets

Intangible assets were as follows as of:

	December 31, 2009	December 31, 2008

License to Smoky Market brand and cooking technology	-	40,000
Less accumulated amortiztion	-	(10,667)
	$-	$29,333

The Smoky Market brand and technology license was fully amortized in the second quarter of 2009 due to its outright purchase through the issuance of common stock.  The acquired asset was given $-0- value because it was purchased from a related party which had a cost basis of $-0-.

Deposits

Deposits were as follows as of:

	December 31, 2009	December 31, 2008
Security deposits at leased real estate facilities	10,500	10,500
Other	1,116	833
	$11,616	$11,333

Bank Overdraft

Smoky Market Foods, Inc. settled a previous bank overdraft position with one of its previous banking institutions during the second quarter of 2009.  The overdraft stood at $39,353 but was settled for $20,000 or $19,353 less than the face value, which was recognized as other income.

Advances

As of December 31, 2009 and 2008, the Company was indebted to two individuals for non-interest bearing, unsecured advances issued in June 2008.  1,885,000 shares of common stock were issued to the individuals as part of the transactions.  The advances are past due as of December 31, 2009.  Management intends to repay the advances upon the realization of additional debt/equity financing in 2010.  Accordingly, the advances have been classified as current obligations.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value. The carrying value of the Company’s capitalized leases approximated their fair value based on the current market conditions for similar debt instruments.

Smoky Market Foods, Inc.
Notes to Financial Statements
December 31, 2009 and 2008

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value.  Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  As of December 31, 2009 and 2008, management believes that there is no impairment of long-lived assets. (See Note 7)

Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. The Company sells gift cards which do not have an expiration date and it does not deduct non-usage fees from outstanding gift card balances. The Company recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and the Company determines that there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The Company will consider a reduction of the unredeemed gift card liability when more historical evidence will allow a reliable percentage of unredeemed and/or broken gift cards to be estimated. Revenue on internet sales is recognized at the time of shipment.

Shipping and Handling (Internet Sales)

Shipping and handling charged to customers can vary depending on pricing strategies, market conditions, etc., and is not necessarily based on the recovery of cost.   Accordingly, shipping and handling charges are recorded as a component of sales while the corresponding shipping and handling costs are reflected as a component of cost of goods sold.

Advertising Costs

All advertising costs are charged to expense as incurred or the first time the advertising takes place, unless it is direct-response advertising that results in probable future economic benefits.  Advertising expenses were $4,820 and $-0- for the years ended December 31, 2009 and 2008.

Smoky Market Foods, Inc.
Notes to Financial Statements
December 31, 2009 and 2008

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

Stock-Based Compensation

The Company has issued its common shares as compensation to directors, officers, and non-employees (“recipients”).  The Company measures the amount of stock-based compensation based on the fair value of the equity instrument issued or the services or goods provided as of the earlier of (1) the date at which an agreement is reached with the recipient as to the number of shares to be issued for performance, or (2) the date at which the recipient’s performance is complete.

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
Notes to Financial Statements
December 31, 2009 and 2008

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

Uncertainty in income taxes is recognized in the Company’s financial statements. Specifically, the accounting policy determines (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations. The Company has evaluated the presence of any such tax uncertainties and determined that they do not have a material impact on the financial statements.

Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions.  This amendment to Topic 958 has occurred as a result of the issuance of FAS 164.  The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

Smoky Market Foods, Inc.
Notes to Financial Statements
December 31, 2009 and 2008

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

Smoky Market Foods, Inc.
Notes to Financial Statements
December 31, 2009 and 2008

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.  (See EITF 09-1 effective date below)
In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  This update changed the accounting model for revenue arrangements that include both tangible products and software elements.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  It is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”).  The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender.  An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors.  EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope.  Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.  The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

Smoky Market Foods, Inc.
Notes to Financial Statements
December 31, 2009 and 2008

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

 In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).   SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) “Not-for-Profit Entities: Mergers and Acquisitions – including an amendment of FASB Statement No. 142” (“SFAS 164”). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition.  SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007) (ASC Topic 805), Business Combinations, and Statement of Financial Accounting Standards No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

Smoky Market Foods, Inc.
Notes to Financial Statements
December 31, 2009 and 2008

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (ASC Topic 810) (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51 (ASC Topic 810),” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

NOTE 2.  GOING CONCERN

The Company’s ability to continue as a going concern is contingent upon its ability to commence profitable operations and/or obtain additional debt and/or capital financing.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has experienced $7,202,544 in losses since inception. The Company has had no material revenue generating operations since inception.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3.  NOTES PAYABLE TO RELATED PARTY

In September 2008, the Company received $500,000 from a trust in exchange for a $500,000 promissory note and 300,000 warrants to purchase the Company’s common stock.  The promissory note is non-interest bearing and is due on September 30, 2010.  The warrants have an exercise price of $.15 per share and expire on the due date of the promissory note.  The warrants were valued at $9,172 using the Black-Scholes method, and classified as a note discount.

Smoky Market Foods, Inc.
Notes to Financial Statements
December 31, 2009 and 2008

In January 2009, the Company received $150,000 from a limited liability company (“LLC”) which is related to the trust described above, in exchange for a $150,000 promissory note and 1,500,000 shares of common stock.  The note was due and payable within 60 days subsequent to issuance.  According to the loan agreement, an additional 1,500,000 common shares were issued to the LLC in March 2009 as the note was not repaid during the mandatory 60-day repayment period.  The note shall accrue interest beginning in the second quarter of 2009.   The shares were valued at $100,500 and classified as a note discount.

In June 2009, the above loans were combined, along with an additional $1,500,000 in proceeds, plus $2,000 in previously accrued interest, to form a new $2,152,000 loan.  The loan accrues interest at a 10% annual rate, with all principal and interest due and payable upon the two-year maturity on May 28, 2011.  A portion of the principal must be retired, under the terms of the note agreement, when/if the Company obtains in excess of $2 million of equity financing.  Fifty percent of any equity raised above $2 million must be used to pay down principal on this promissory note.  The lender received 11,587,926 common shares and 1,852,500 warrants to purchase common stock as additional compensation in the transaction.  The warrants have an exercise price of $.15 per share and expire in May 2014.  They were valued at $92,182 using the Black Scholes method and are being amortized over the two year life of the note along with the value of the common stock issued in connection with the debt.  The combined warrants and common stock issued to-date with respect to the combined debt reflect a note discount, and are therefore netted against the promissory note on the balance sheet. Amortization expense on this note discount was $80,448 and $8025 for the years ended December 31, 2009 and 2008, respectively.

The LLC acquired over 10% of the common stock of the Company as a result of the June 2009 transaction, and is therefore now deemed a related party.  However, the LLC does not have management control.  The transaction is therefore considered at “arm’s length.”

The Company accrued $125,533 and $-0- in interest expense with respect to this promissory note for the years ended December 31, 2009 and 2008, respectively.

The notes were as follows as of:

	December 31, 2009	December 31, 2008
Face amount of note	$2,152,000	$500,000
Accrued interest	125,533	-
Less unamortized loan discount	(397,477)	(8,025)
	$1,880,056	$491,975

Smoky Market Foods, Inc.
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 4.  CAPITAL LEASE OBLIGATIONS

The Company assumed multiple lease obligations in the transaction described in Note 6.  The leases have been capitalized and are reflected as liabilities on the balance sheet.  Future lease obligations are as follows at:

Minimum lease payments for:	December 31, 2009	December 31, 2008
Next twelve months	$-	$16,527
Following twelve months
Thereafter	-	-
Total	-	16,527
Amounts representing interest	-	1,295
Present value of minimum lease payments	-	15,232
Current portion	-	15,232
Long-term portion	$-	$-

NOTE 5.  CAPITAL STOCK

Common Stock

On  April  18,  2006,  the  State  of  Nevada  authorized  the  Company  to  issue  a  maximum  of 200,000,000 shares of the Company’s common stock. The assigned par value was $.001.  On the same day, the Company issued 40,000,000 common shares to Smoky Systems, LLC, a Nevada LLC and related party, in exchange for certain assets.  This transaction is discussed more fully in Note 6 below.

Preferred Stock

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company’s preferred stock with a $.001 par value.  Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions  thereof,  if  any,  may  differ  from  those  of  any  and  all  other  series  at  any  time outstanding.  No preferred shares had been issued as of December 31, 2009.

Smoky Market Foods, Inc.
Notes to Financial Statements
December 31, 2009 and 2008

Stock Transactions:

The Company has engaged in numerous transactions whereby shares of common stock (description above) were issued in exchange for cash and/or services.  The Statement of Stockholders’ Equity provides a summary of such transactions.

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

During the quarter ended June 30, 2009, the Company issued an additional 3,500,000 shares to Smoky Systems, LLC in an outright purchase of the intangible assets described above.  The purchase was valued at $-0-, which was the related party’s cost basis for the asset.

The Company also purchased certain tangible assets from Smoky Systems in a bulk asset purchase in 2006. The purchase was consummated at Smoky Systems, LLC’s net book value on such assets.

The transaction is summarized as follows:

Property and equipment acquired	$163,628
Less assumed capital leases	52,048
Net purchase price	$111,580

As of December 31, 2009 and 2008 the Company owed $106,457 and $87,364 to related parties for past operating expenses.  Such debts were reflected as related party trade payables on the balance sheets, bear no interest and have no formal repayment terms.

Smoky Market Foods, Inc.
Notes to Financial Statements
December 31, 2009 and 2008

NOTE 7 – COMMITMENTS, CONTINGENCIES & SUBSEQUENT EVENTS

Operating Lease Commitment

The Company is obligated under a long-term lease of restaurant property in Los Gatos, California through February 2013.  Base monthly rent was $5,150 as of December 31, 2009 with monthly common area maintenance (“CAM”) charges estimated at $1,043.  Required minimum rent was $61,650 and $5,000 for the years ended December 31, 2009 and 2008, respectively. Future minimum lease payments, exclusive of CAM charges, are as follows for the years ending December 31:

2010	$63,500
2011	65,404
2012	67,367
2013	5,628
2014	-
Total	$201,899

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

Subsequent Event

Subsequent to year-end in March 2010, the Company shut down its restaurant location in Los Gatos California due to non-performance.  The total loss from this shutdown, including the continuing lease obligation, is expected to range from $311,000 to $660,000, depending on whether the equipment and lease rights can be sold.  The restaurant has been listed for sale at $190,000, but there can be no assurances that selling price, or any other selling price will be realized.

The conditions for the asset impairment did not exist as of December 31, 2009.  Accordingly, the impairment loss is not reflected in the December 31, 2009 financial statements.

Real Estate Option and Consulting Agreement

The Company entered into an agreement with Mary Anne’s Specialty Foods, Inc. (“Supplier”) in October 2009.  Under the terms of the agreement, the Company issued the Supplier 1,500,000 warrants to purchase the Company’s common stock at a $.15 exercise price, expiring in five years, in exchange for certain real property rights to purchase and build production facilities located on property presently owned by the Supplier.  The transaction was valued at $75,000 using the Black-Scholes Method.  The Company also issued 1,000,000 common shares to the Supplier in exchange for a three-year real estate related consulting contract that the Company may require in subsequent years in order to build the new facility described above. The transaction was valued at $50,000, and based on the $.05 per share fair value of the Company’s common shares on the date of the agreement.

Smoky Market Foods, Inc.
Notes to Financial Statements
December 31, 2009 and 2008

Common Stock Option Plan

The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan.  Information relating to options issued for the years ended December 31, 2009 and 2008 under this plan is as follows:

	Options and Stock Awards Available for Grant	Number of Shares	Weighted Average Option Exercise Price
Outstanding as of January 1, 2008	2,837,500	3,662,500	$0.10
Shares reserved	-	-	-
Options granted	-	-	-
Stock awards granted	(2,095,000)	2,095,000	n/a
Options exercised	-	-	-
Options canceled	-	-	-
Outstanding as of December 31, 2008	742,500	5,757,500	$0.10
Shares reserved	-	-	-
Options granted	-	-	-
Stock awards granted	-	-	n/a
Options exercised	-	-	-
Options canceled	-	-	-
Outstanding as of December 31, 2009	742,500	5,757,500	$0.10

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

	Stock Options Outstanding
Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.10	1,887,500	3.81	$0.10

	Stock Options Exercisable
Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.10	1,690,885	3.81	$0.10

The assumptions used in computing fair value of options is as follows:

Expected stock price volatility	186.0%
Risk-free interest rate	4.7%
Expected term (years)	7.00%
Weighted-average fair value of stock options granted	$0.099

Smoky Market Foods, Inc.
Notes to Financial Statements
December 31, 2009 and 2008

Common Stock Warrants

The following is a summary of the status of all the Company's stock warrants as of December 31, 2009 and changes during the periods then ended:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2008	7,861,000	0.25
Granted	300,000	0.15
Exercised	-	-
Cancelled	(7,861,000)	0.25
Outstanding, December 31, 2008	300,000	0.15
Granted	3,352,500	0.15
Exercised	-	-
Cancelled	-	-
Outstanding, December, 2009	3,652,500	$0.15

Warrants exercisable at December 31, 2009	3,652,500	$0.15
Warrants exercisable at December 31, 2008	300,000	$0.15

The following table summarizes information about stock warrants outstanding and exercisable at December 31, 2009:

	Stock Warrants Outstanding
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weigted- Average Exercise Price
$0.15	3,652,500	4.53	$0.15

	Stock Warrants Exercisable
Exercise Price	Number of Warrants Exercisable	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.15	3,652,500	4.53	$ 0.15