Form 10-Q
period 2010-03-31
SMOKY MARKET FOODS INC
filed 2010-05-24
CIK 1370544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2010

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ TO _________________

Commission file number: 000-52158

Smoky Market Foods, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-4748589
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

804 Estates Dr.
Suite 100
Aptos, CA 95003

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
☑  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b02 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
☐  Yes   ☑  No

As of May 1, 2010, the registrant had 87,877,246 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SMOKY MARKET FOODS, INC.
Balance Sheets

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS:
Current Assets
Cash	$40,915	$110,646
Prepaid expenses	5,960	11,609
Inventory	108,884	117,270
Total Current Assets	155,759	239,525
Property & Equipment, net of accumulated depreciation	259,237	750,406
Other Assets
Impaired assets for sale	90,000	-
Prepaid consulting contract	50,000	50,000
Real estate option	75,000	75,000
Deposits	11,616	11,616
Total Other Assets	226,616	136,616
Total Assets	$641,612	$1,126,547

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities
Accounts payable	$136,784	$136,758
Accounts payable - related parties	109,557	106,457
Due to employees	237,273	244,537
Short-term advances	75,000	75,000
Short-term secured promissory note - related party	150,000	-
Other current liabilities	1,681	1,883
Total Current Liabilities	710,295	564,635
Long-term Liabilities
Promissory notes payable to a related party, including accrued interest, less amortized discount	1,957,498	1,880,056
Total Liabilities	2,667,793	2,444,691

Stockholders' Equity (Deficit)
Preferred Stock, par value $.001, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, par value $.001, 200,000,000 shares authorized; issued and outstanding 87,527,246 and 86,963,746 at March 31, 2010 and December 31, 2009, respectively	87,527	86,964
Deferred Stock-Based Compensation	(75,221)	(81,885)
Other paid-in capital	4,865,036	4,849,244
Additional paid-in capital for warrants	1,034,606	1,030,077
Accumulated deficit	(7,938,129)	(7,202,544)
Total Stockholders' Equity (Deficit)	(2,026,181)	(1,318,144)
Total Liabilities and Stockholders' Equity (Deficit)	$641,612	$1,126,547

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.
Statements of Operations

	For the Three Months Ended
	March 31, 2010 (Unaudited)	March 31, 2009 (Unaudited) (As Restated)
Sales
Restaurant Sales, Net of Discounts	$13,966	$-
Internet Sales	44	-
Total Sales	14,010	-

Restaurant Operating Costs
Food, beverage and packaging	20,896	-
Labor and related costs	28,959	-
Occupancy	19,887	-
Other	2,222	-
Total Restaurant Operating Costs	71,964	-

Net Operating Loss	(57,954)	-

General & Administrative Expenses
Salaries, wages & benefits	61,463	88,861
Professional fees	43,571	56,075
Rent	10,408	40,606
Depreciation/amortization	30,985	16,234
Stock based compensation
Salaries, Wages & Benefits - related parties	10,669	6,664
Financing	4,529	12,942
Professional	12,350	2,905
Marketing	11,993	-
Impairment loss on assets	397,676	-
Other	39,170	19,307

Total General & Administrative Expenses	622,814	243,594

Operating Loss	(680,768)	(243,594)

Other Income (Expense)
Interest income	51	-
Interest expense ($54,868 and $-0- to a related party)	(54,868)	(2,651)

Other Expense - Net	(54,817)	(2,651)

Loss before Income Taxes	(735,585)	(246,245)

Income Taxes	-	-

Net (Loss)	$(735,585)	$(246,245)

(Loss) per Share:
Basic and Diluted	$(0.008)	$(0.004)

Weighted Average
Number of Shares	87,018,246	69,800,820

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.
Statements of Stockhoder's Equity
(Unaudited)

					Additional
			Deferred	Other	Paid-in
	Common Stock		Stock-Based	Paid-in	Capital for	Accumulated	Total
	Shares	Amount	Compensation	Capital	Warrants	Deficit	(Deficit)

Balance, January 1, 2009	67,422,820	$67,423	$(108,542)	$4,424,630	$862,895	$(5,951,446)	$(705,040)
Common stock issued for:
Consideration in financing	3,325,000	3,325	-	108,970	-	-	112,295
Consideration for investor relations services	103,000	103	-	2,802	-	-	2,905
Consideration for future consulting services	1,000,000	1,000	-	49,000	-	-	50,000
Consideration in financing	15,112,926	15,113	-	263,842	-	-	278,955
Warrants issued in for:
Consideration for debt restructuring	-	-	-	-	92,182	-	92,182
Consideration for option on real estate	-	-	-	-	75,000	-	75,000
Amortization of stock-based compensation	-	-	26,657	-	-	-	26,657
Net (Loss) for the Year Ended December 31, 2009	-	-	-	-	-	(1,251,098)	(1,251,098)
Balance, December 31, 2009	86,963,746	86,964	(81,885)	4,849,244	1,030,077	(7,202,544)	(1,318,144)
Common stock issued for:
Consideration for services	563,500	563	-	15,792	-	-	16,355
Warrants issued for:
Consideration for debt financing	-	-	-	-	4,529	-	4,529
Amortization of stock-based compensation	-	-	6,664	-	-	-	6,664
Net (Loss) for the three months ended March 31, 2010	-	-	-	-	-	(735,585)	(735,585)
Balance, March 31, 2010	87,527,246	$87,527	$(75,221)	$4,865,036	$1,034,606	$(7,938,129)	$(2,026,181)

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31, 2010 (Unaudited)	March 31, 2009 (Unaudited) (As Restated)

Operating Activities
Net (Loss)	$(735,585)	$(246,245)
Stock-based financing and compensation costs	27,548	32,033
Impairment loss on assets	397,676	-
Depreciation and amortization	30,985	6,712
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in inventory	8,385	(774)
(Increase) decrease in other current assets	5,649	150
Increase (decrease) in accounts payable	3,126	46,159
Increase (decrease) in due to employees	(7,264)	20,816
Increase (decrease) in bank overdraft	-	-
Increase (decrease) in other accrued liabilities	53,599	-

Net Cash (Used) by Operating Activities	(215,881)	(141,149)

Investing Activities
Purchase of property and equipment	(3,850)	(14,518)
Deposits and other asset purchases	-	-

Net Cash (Used) by Investing Activities	(3,850)	(14,518)

Financing Activities
Proceeds from issuance of common stock	-	-
Proceeds from issuance of convertible notes	-	-
Proceeds from issuance of promissory notes	150,000	150,000
Proceeds from (payments on) short term advances - net	-	16,250
Principal payments on capital lease obligations	-	(5,348)

Net Cash Provided by Financing Activities	150,000	160,902

Net Increase (Decrease) in Cash	(69,731)	5,235

Cash, Beginning of Year	110,646	282

Cash, End of Year	$40,915	$5,517

Supplemental Information:
Interest Paid	$-	$2,651

Income Taxes Paid	$-	$-

Non-cash Transactions
Common stock given for services	$16,355	$-
Warrants given in financing transaction	$4,529	$-

The accompanying notes are an integral part of these financial statements

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Smoky Market Foods, Inc, (the “Company”) was incorporated on April 18, 2006 under the laws of the State of Nevada.

The Company engages in the development and operation of fast service casual restaurants. The restaurants feature proprietary menu items and emphasize the preparation of food with high quality ingredients developed under the Smoky Market™ brand, as well as unique recipes and special seasonings to provide high quality food at competitive prices. The Company may also engage in other retail or wholesale distribution strategies intended to exploit the Smoky Market brand.

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

Accounts Receivable

Management monitors the liquidity and creditworthiness of accounts receivable due from customers on an ongoing basis, considering industry and economic conditions and other factors.  These factors form the basis for calculating and recording an allowance for doubtful accounts, which is an estimate of future credit losses. The Company writes off individual accounts receivable against the bad debt allowance when the Company determines a balance is uncollectible.  Management has determined that the bad debt allowance is appropriately established at $-0- and $-0, as of both March 31, 2010 and December 31, 2009, respectively.

Inventory

Inventory consists of Smoky Market food items and branded packaging.  It is valued at the lower of cost or market using the average cost method.  Inventory was as follows at:

	March 31, 2010	December 31, 2009

Food and beverages	$65,149	$73,534
Packaging materials	28,740	28,740
Shipping materials	14,995	14,996
	$108,884	$117,270

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets’ estimated economic lives, which range from 3 to 25 years.  Property and equipment were as follows as of:

	March 31, 2010	December 31, 2009

Processing Equipment	$104,771	$104,771
Kiosks	90,205	90,205
Operating Equipment	68,404	142,783
Software	67,756	83,941
Office Equipment	33,397	34,307
Smallwares	15,220	23,746
Transportation Equipment	10,078	10,078
Leasehold Improvements	-	409,992
Warehouse Equipment	-	1,548
	389,831	901,371
Accumulated depreciation	(130,594)	(150,965)
	$259,237	$750,406

Leasehold improvements are capitalized and amortized over the remaining term of the leased facility.  The Company recorded $7,343 and $5,712 in depreciation expense relating to the assets above for the three months ended March 31, 2010 and 2009, respectively.

Deposits

Deposits were as follows as of:

	March 31, 2010	December 31, 2009
Security deposits at leased real estate facilities	$10,500	$10,500
Other	1,116	1,116
	$11,616	$11,616

Advances

As of March 31, 2010 and December 31, 2009, the Company was indebted to two individuals for non-interest bearing, unsecured advances issued in June 2008.  1,885,000 shares of common stock were issued to the individuals as part of the transactions.  The advances are past due as of March 31, 2010.  Management intends to repay the advances upon the realization of additional debt/equity financing in 2010.  Accordingly, the advances have been classified as current obligations.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2010 and December 31, 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value. The carrying value of the Company’s capitalized leases approximated their fair value based on the current market conditions for similar debt instruments.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value.  Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  For the three months ended March 31, 2010, the Company recorded an impairment of long-lived assets due to the closure of its pilot restaurant, as estimated by management as follows:

Net book value of assets	$487,676
Continuing lease obligation	186,139
Total	673,815
Expected sale proceeds	(100,000)
Less broker cost	10,000
Expected relief from lease obligation by buyer	(186,139)
Estimated Loss from Impairment	$397,676

Management estimated the loss based on a pending offer on the restaurant property outstanding as of the date of these financial statements.  The offer did not include existing equipment.

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

Advertising Costs

All advertising costs are charged to expense as incurred or the first time the advertising takes place, unless it is direct-response advertising that results in probable future economic benefits.  Advertising expenses were $150 and $-0- for the three months ended March 31, 2010 and 2010, respectively.

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

Recent Accounting Pronouncements

We have reviewed all of the recent accounting pronouncements through ASU 2010-19 and not believe any of these pronouncements will have a material impact on the Company.

NOTE 2.  GOING CONCERN

The Company’s ability to continue as a going concern is contingent upon its ability to commence profitable operations and/or obtain additional debt and/or capital financing. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has experienced $7,938,129 in losses since inception. The Company has had minimal revenue generating operations since inception.The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company accrued $53,800 and $-0- in interest expense with respect to this promissory note for the three months ended March 31, 2010 and 2009, respectively.

The note was as follows as of:

	March 31, 2010	December 31, 2009
Face amount of note	$2,152,000	$2,152,000
Less unamortized loan discount	179,333	125,533
Accrued interest	(373,835)	(397,477)
	$1,957,498	$1,880,056

In March of 2010, the LLC loaned an additional $150,000 to the Company.  The loan bears interest at a 10% annual rate, is secured by tangible and intangible restaurant assets located in Los Gatos, California, and is due in March 2011.  The Company issued the LLC 445,000 warrants to purchase shares of common stock in connection with the loan.  The warrants are exercisable for five years through March 2005 at a $.15 exercise price.  The warrants were valued at $4,529 using the Black-Scholes method and recorded as stock based compensation – financing expense in the first quarter of 2010.

NOTE 4.  CAPITAL STOCK

Common Stock

On  April  18,  2006,  the  State  of  Nevada  authorized  the  Company  to  issue  a  maximum  of 200,000,000 shares of the Company’s common stock. The assigned par value was $.001.  On the same day, the Company issued 40,000,000 common shares to Smoky Systems, LLC, a Nevada LLC and related party, in exchange for certain assets.

Preferred Stock

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company’s preferred stock with a $.001 par value.  Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions  thereof,  if  any,  may  differ  from  those  of  any  and  all  other  series  at  any  time outstanding.  No preferred shares had been issued as of March 31, 2010.

Stock Transactions:

The Company has engaged in numerous transactions whereby shares of common stock (description above) were issued in exchange for cash and/or services.  The Statement of Stockholders’ Equity provides a summary of such transactions.

NOTE 5.  RELATED PARTY TRANSACTIONS

As of March 31, 2010 and December 31, 2009, the Company owed $109,557 and $106,457 to a related party for past operating expenses.  Such debt was reflected as related party trade payables on the balance sheets, bears no interest and has no formal repayment terms.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

The Company is obligated under a long-term lease of restaurant property in Los Gatos, California through February 2013.  Base monthly rent was $5,305 as of March 31, 2010 with monthly common area maintenance (“CAM”) charges estimated at $1,043.  Required minimum rent was $61,650 and $5,000 for the three months ended March 31, 2010 and 2009, respectively. Future minimum lease payments, exclusive of CAM charges, are as follows for the twelve months ending March 31:

2011	$63,972
2012	65,891
2013	56,276
2014	-
2015	-
Total	$186,139

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

NOTE 6. COMMON STOCK OPTIONS AND WARRANTS

Common Stock Option Plan

The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan.  Information relating to options issued under this plan is as follows:

	Options and Stock Awards Available for Grant	Number of Shares	Weighted Average Option Exercise Price
Outstanding as of January 31, 2009	742,500	5,757,500	$0.10
Shares reserved	-	-	-
Options granted	-	-	-
Stock awards granted	-	-	n/a
Options exercised	-	-	-
Options canceled	-	-	-
Outstanding as of December 31, 2009	742,500	5,757,500	$0.10
Shares reserved	-	-	-
Options granted	-	-	-
Stock awards granted	-	-	n/a
Options exercised	-	-	-
Options canceled	-	-	-
Outstanding as of March 31, 2010	742,500	5,757,500	$0.10

The following table summarizes information about stock options outstanding and exercisable at March 31, 2010:

	Stock Options Outstanding
Exercise Price	Number of Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.10	1,887,500	3.33	$0.10

	Stock Options Exercisable
Exercise Price	Number of Options Exercisable	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.10	1,808,854	3.33	$0.10

The assumptions used in computing the fair value of options is as follows:

Expected stock price volatility	186.0%
Risk-free interest rate	4.7%
Expected term (years)	7.00
Weighted-average fair value of stock options granted	$0.099

Common Stock Warrants

The following is a summary of the status of all the Company's stock warrants as of March 31, 2010:

	Number of Warrants	Weighted Average Exercise Price
Ouststanding, January 1, 2009	300,000	0.15
Granted	3,352,500	0.15
Exercised	-	-
Cancelled	-	-
Ouststanding, December 31, 2009	3,652,500	0.15
Granted	450,000	0.15
Exercised	-	-
Cancelled	-	-
Ouststanding, March 31, 2010	4,102,500	$0.15

Warrants exercisable at March 31, 2010	4,102,500	$0.15

The following table summarizes information about stock warrants outstanding and exercisable at March 31, 2010:

	Stock Warrants Outstanding
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weigted- Average Exercise Price
$0.15	4,102,500	3.81	$0.15

	Stock Warrants Exercisable
Exercise Price	Number of Warrants Exercisable	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.15	4,102,500	3.81	$0.15

The assumptions used in computing the fair value of warrants using Black-Scholes method is as follows:

Average expected stock price volatility	306.30%
Average risk-free return	0.20%
Expected term (years)	5.00
Weighted-average fair value of warrants granted	0.04

NOTE 7.  PRIOR YEAR RESTATEMENT

The income statement for the three months ended March 31, 2009 has been restated to correct for an accounting error relating to the capitalization and amortization of stock based compensation given in a financing transaction.  The $100,500 in stock-based compensation given in the financing transaction should have been recorded as a loan discount and amortized over the life of the loan.  A summary of the changes to the previously issued income statement are as follows:

	For the Three Months Ended
	March 31, 2009 As Previously Stated		Adjustments	March 31, 2009 As Restated

Revenue	$-		$-	$-
			-
Cost of Goods Sold	-		-	-

Gross Profit (Loss)	-			-

Operating Expenses
Salaries, Wages & Benefits - related parties	88,861		-	88,861
Marketing	-		-
Rent	40,606		-	40,606
Professional fees	56,075		-	56,075
Depreciation/amortization	6,712	(2)	9,522	16,234
Stock based compensation - related parties			-
Salaries, Wages & Benefits	6,664		-	6,664
Professional	2,905		-	2,905
Financing	113,442	(1)	(100,500)	12,942
Other	19,309	(3)	(2)	19,307

	334,574			243,594

Operating Loss	(334,574)			(243,594)

Other Income (Expense)
Interest Income	-			-
Interest Expense	(2,651)			(2,651)

Other Expense - Net	(2,651)			(2,651)

Loss before Income Taxes	(337,225)			(246,245)

Income Taxes	-			-

Net (Loss)	$(337,225)			$(246,245)

(1)	To correct for stock based compensation given on financing transaction that was charged to expense instead of being capitalized as a loan discount and amortized over the life of the loan.
(2)	To increase amortization expense for the amortization of loan discount described in (1)
(3)	Rounding

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Quarterly Report on Form 10-Q (this “Report”) contains various forward-looking statements. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect," “will” or similar words.   These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information.  When considering such forward-looking statements, you should keep in mind the risk factors noted in Part II – Other Information, “Item 1A. Risk Factors” and other cautionary statements throughout this Report and our other filings with the Securities and Exchange Commission.  You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect.  If one or more risks identified in this Report or any other applicable filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.

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

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $40,915 and a working capital deficit of $554,536, as compared to cash and cash equivalents of $110,646 and a working capital deficit of $325,110 as of December 31, 2009.

To finance the expansion of our foodservice concept and Internet operations, we intend to seek additional financing during the remainder of 2010.  Given that we are not yet in a positive cash flow or earnings position, the options available to us are fewer than to a positive cash flow company and generally do not include bank financing.  To raise additional capital, we expect to issue debt and/or equity securities, including warrants and convertible securities. We do not have any commitments from any party to provide required capital and may, or may not, be able to obtain such capital on reasonable terms or at all.

During the three-month period ended March 31, 2010, principal uses of cash were $215,881 in cash outlays to cover operating losses, mitigated by the inflow of $150,000 in debt financing.

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

Results of Operations

Our sales, restaurant operating costs, and general and administrative expenses increased in the quarterly period ending March 31, 2010, as compared to the comparable period in 2009.  The sales increase and operating cost increase were due primarily to the operation of our restaurants.  The general and administrative expenses increase was due primarily to increases in depreciation/amortization, marketing expenses, impairment loss on assets, and other expenses, and despite decreases in expenses relating to rent, professional fees, and salaries, wages and benefits, all as summarized and discussed below.  Also, our working capital deficiency increased from the quarterly period ending March 31, 2009 as compared to the comparable quarterly period ending March 31, 2010, as summarized and discussed below.

Revenues and Expenses.  Our operating results for the quarterly periods ended March 31, 2010 and the comparable period in 2009 are summarized as follows:

	For the quarterly period ended
	March 31, 2010	March 31, 2009
Sales	$14,010	$-
Restaurant Operating Costs	71,964	-
Net Operating Loss	(57,954)	-
General & Administrative Expenses
Salaries, Wages & Benefits	61,463	88,861
Professional Fees	43,571	56,075
Rent	10,408	40,606
Depreciation/amortization	30,985	16,234
Stock based compensation
Salaries, Wages & Benefits	10,669	6,664
Financing	4,529	12,942
Professional	12,350	2,905
Marketing	11,993	-
Impairment loss on assets	397,676	-
Other	39,170	19,307
Operating Loss	(680,768)	(243,594)
Other Expense – Net	(54,817)	(2,651)
Net (Loss)	$(735,585)	$(246,245)

We had no sales or restaurant operating costs for the quarterly period ended March 31, 2009, while we had $14,010 in sales and $71,964 in restaurant operating costs for the same period in 2010. Consequently, our operating loss for the quarterly period ended March 31, 2010 was $57,954, compared to no operating loss for the same period in 2009.  These increases are due to our operating our restaurant during the quarterly period ended March 31, 2010 with no comparable operation during the same period in 2009.

Our general and administrative expenses increased by $379,220, from $243,594 in the quarterly period ended March 31, 2009 to $622,814 in the same period in 2010.  The increase in general and administrative expenses was due primarily to a new impairment loss on assets for the period, new marketing expenses for the period, and increases in depreciation/amortization, stock-based compensation, and other expenses.  We incurred an impairment loss on assets of $397,676 and marketing expenses of $11,993 during the quarterly period ended March 31, 2010, while we did not incur either of these expenses during the same period in 2009.  The impairment loss on assets is due to the closure of the restaurant due to less than desirable sales and lack of profitability, and the marketing expenses were incurred to spur restaurant sales prior to closure.  Our depreciation/amortization expenses increased by $14,751, from $16,234 in the quarterly period ended March 31, 2009 to $30,985 in the same period in 2010, due primarily to the onset of depreciation on restaurant assets, including leasehold improvements and equipment.  Our stock-based compensation expenses increased by $5,037, from $22,511 in the quarterly period ended March 31, 2009 to $27,548 during the same period in 2010, due to increases in stock-based compensation associated with professional services received and salaries, wages and benefits, and despite a decrease in stock-based compensation associated with financing services. The increase in stock-based compensation associated with professional services is due primarily to stock issued in exchange for construction and distribution services, and the increase in stock-based compensation associated with salaries, wages and benefits is due primarily to stock-based compensation given to ex-employees as severance after the closure of the restaurant.  The decrease in stock-based compensation associated with financing services is due primarily to amortization of loan discounts in the first quarter of 2009.  Other expenses increased by $19,863, from $19,307 in the quarterly period ended March 31, 2009 to $39,170 in the same period in 2010.

The increases in general and administrative expenses described in the previous paragraph were partially offset by decreases in other general and administrative expenses.  Our salaries, wages and benefits expenses decreased by $27,398, from $88,861 in the quarterly period ended March 31, 2009 to $61,463 during the same period in 2010, due primarily to staffing reductions. Our professional fee expenses decreased by $12,504, from $56,075 in the quarterly period ended March 31, 2009 to $43,571 during the same period in 2010, due primarily to decreases in SEC compliance costs.  Our rent expense decreased by $30,198, from $40,606 in the quarterly period ended March 31, 2009 to $10,408 during the same period in 2009.  The decrease in rent is primarily due to the absorption of the restaurant rent pre-opening in the first quarter of 2009, as opposed to such rent being reflected as an operating cost in the first quarter of 2010, as the restaurant was then open.  Overall, the decreases in these categories of general and administrative expenses were not as great as the increases in the general and administrative expenses described in the previous paragraph.

Working Capital.  Our working capital for the quarterly period ending March 31, 2010 and as of December 31, 2009 are summarized in the table below.

	As of
	March 31, 2010	December 31, 2009
Current Assets
Cash	$40,915	$110,646
Prepaid expenses	5,960	11,609
Inventory	108,884	117,270
Total Current Assets	155,759	239,525

Current Liabilities
Accounts payable	136,784	136,758
Accounts payable – related parties	109,557	106,457
Due to employees	237,273	244,537
Short-term advance	75,000	75,000
Short-term secured promissory note – related party	150,000	-
Other current liabilities	1,681	1,833
Total Current Liabilities	$710,295	$564,635

Working Capital Deficiency	$554,536	$325,110

Our working capital deficiency increased by $229,426, from $325,110 at fiscal-year end 2009 to $554,536 during the quarterly period ended March 31, 2010.  The increase in our working capital deficiency was primarily due to (i) a decrease in cash of $69,731, from $110,646 at 2009 year end to $40,915 as of March 31, 2010, and (ii) a short-term secured promissory note to a related party in the amount of $150,000 during the quarterly period ended March 31, 2010, which was not present at year end 2009.  The decrease in cash is due primarily to cash operating losses (the impairment loss of $397,676 was non-cash) but mitigated by the additional $150,000 in short-term financing.  The short-term financing consisted of a secured promissory note issued by a related party.

Cash Flows.  Our cash flows for the quarterly periods ended March 31, 2010 and comparable period in 2009 are summarized as follows:

	For the quarterly periods ended
	March 31, 2010	March 31, 2009
Net Cash Used in Operating Activities	$(215,881)	$(141,149)
Net Cash Used by Investing Activities	$(3,850)	$(14,518)
Cash Provided by Financing Activities	$150,000	$160,902
Net Increase (Decrease) in Cash	$(69,731)	$5,235

Cash, Beginning of Period	$110,646	$282
Cash, End of Period	$40,915	$5,517

We utilized more cash in our operating activities in the quarterly period ended March 31, 2010, from $141,149 in during the same period in 2009 to $215,881, primarily due to the operation of a restaurant.  We used less cash in our investing activities, from $14,518 in the quarterly period ended March 31, 2009 to $3,850 during the same period in 2010, primarily due to a reduction in purchases of equipment.  We generated less cash from financing activities, from $160,902 during the quarterly period ended March 31, 2009 to $150,000 during the same period in 2010, primarily due to less short term advance borrowing.

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

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value.  Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  For the three months ended March 31, 2010, the Company recorded an impairment of long-lived assets due to the closure of its pilot restaurant, as estimated by management as follows:

Net book value of assets	$487,676
Continuing lease obligation	186,139
Total	673,815
Expected sale proceeds	(100,000)
Less broker cost	10,000
Expected relief from lease obligation by buyer	(186,139)
Estimated Loss from Impairment	$397,676

Management estimated the loss based on a pending offer on the restaurant property outstanding as of the date of these financial statements.  The offer did not include existing equipment.

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

Item 4T.  Controls and Procedures

(a)           Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2010.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  This conclusion is based in part on the fact that the Company did not complete this Report and related audits within required time periods.

 (b)           There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1A.  Risk Factors

Material Changes in Risk Factors

The Risk Factors set forth below do not reflect any material changes from the “Risk Factors” identified in our Annual Report on Form 10-K  for the fiscal year ended December 31, 2009. We have made immaterial edits and updated the financial and other data referenced in the risk factors as of a recent practicable date.

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

As of March 31, 2010, we had $40,915 in cash and cash equivalents.  We need to obtain a significant amount of additional capital to implement our business plan and meet our financial obligations as they become due.  We may not be able to raise the additional capital needed or may be required to pay a high price for capital.  Factors affecting the availability and price of capital may include the following:

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

Item 2.  Unregistered sales of Equity Securities and Use of Proceeds

Other than as previously reported, the Company offered and sold the following securities during the quarter ended March 31, 2010 in reliance upon exemptions from the registration requirements of the Securities Act:

In January 2010, (i) we offered and sold 25,000 shares of common stock to an entity in exchange for construction work with a fair market value of $750 (or $0.03 per share); (ii) we offered and sold a total of 80,000 shares of common stock with a fair market value of $2,400 (or $0.03 per share) to two individuals in connection with employment services; and (iii) we offered and sold a total of 350,000 shares of common stock to an entity in exchange for shipping services with a fair market value of $10,500 (or $0.03 per share).  The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) the investors, confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

In February 2010, we offered and sold a total of 55,000 shares in to an individual in connection with financial services with a fair market value of $1,100 (or $0.02 per share).  The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) the investors, confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

In March 2010, we offered and sold a total of 53,000 shares of common stock with a fair market value of $1,605 (or $0.03 per share) to three individuals in connection with employment services.  The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) the investors, confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 6.  Exhibits

See the Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smoky Market Foods, Inc.

May 24, 2010	By: /s/ Edward C. Feintech
Date	Edward C. Feintech, President & Chief Executive Officer

May 24, 2010	By: /s/ Shane Campbell
Date	Shane Campbell Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith