Form 10-Q
period 2010-06-30
SMOKY MARKET FOODS INC
filed 2010-08-23
CIK 1370544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended JUNE 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ TO _________________

Commission file number: 000-52158

Smoky Market Foods, Inc.
(Exact name of registrant as specified in its charter)
Nevada	20-4748589
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

804 Estates Dr. Suite 100 Aptos, CA 95003
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (866) 851-7787

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
☐  Yes   ☑  No

As of July 31, 2010, the registrant had 91,527,246 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SMOKY MARKET FOODS, INC.
Balance Sheets

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS:
Current Assets
Cash	$1,362	$110,646
Prepaid expenses	-	11,609
Inventory	108,838	117,270
Total Current Assets	110,200	239,525
Property & Equipment, net of accumulated depreciation	253,396	750,406
Other Assets
Impaired assets for sale	10,000	-
Prepaid consulting contract	50,000	50,000
Real estate option	75,000	75,000
Deposits	2,683	11,616
Total Other Assets	137,683	136,616
Total Assets	$501,279	$1,126,547

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities
Promissory notes payable to a related party, including accrued interest, less amortized discount	$2,034,940	$-
Accounts payable	356,522	136,758
Accounts payable - related parties	114,826	106,457
Due to employees	294,578	244,537
Short-term advances	85,500	75,000
Short-term secured promissory note - related party	150,000	-
Other current liabilities	4,876	1,883
Total Current Liabilities	3,041,242	564,635

Promissory notes payable to a related party, including accrued interest, less amortized discount	-	1,880,056

Total Liabilities	3,041,242	2,444,691

Stockholders' Equity (Deficit)
Preferred Stock, par value $.001, 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common Stock, par value $.001, 200,000,000 shares authorized:
issued and outstanding 90,627,246 and 86,963,746
at June 30, 2010 and December 31, 2009, respectively	90,627	86,964
Deferred Stock-Based Compensation	(68,556)	(81,885)
Other paid-in capital	4,905,586	4,849,244
Additional paid-in capital for warrants	1,079,512	1,030,077
Accumulated deficit	(8,547,132)	(7,202,544)
Total Stockholders' Equity (Deficit)	(2,539,963)	(1,318,144)
Total Liabilities and Stockholders' Equity (Deficit)	$501,279	$1,126,547

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended:		For the Six Months Ended:
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales
Restaurant Sales, Net of Discounts	$-	$-	$13,966	$-
Internet Sales	-	-	44	-
Total Sales	-	-	14,010	-

Restaurant Operating Costs
Food, beverage and packaging	-	-	20,896	-
Labor and related costs	-	-	28,959	-
Occupancy	-	-	19,887	-
Other	-	-	2,223	-
Total Restaurant Operating Costs	-	-	71,965	-

Net Operating Loss	-	-	(57,955)	-

General & Administrative Expenses
Salaries, wages & benefits	76,061	75,535	143,845	167,269
Professional fees	34,685	42,227	78,257	98,302
Rent	37,364	24,976	47,772	65,582
Depreciation/amortization	30,485	57,687	61,470	73,921
Stock based compensation
Salaries, Wages & Benefits - related parties	46,564	6,664	57,233	13,328
Financing	11,097	590	15,626	13,532
Professional	37,559	-	49,909	2,905
Marketing	-	214	11,993	214
Impairment loss on assets	255,853	-	653,529	-
Other	21,527	22,747	54,374	39,183

Total General & Administrative Expenses	551,195	230,640	1,174,008	474,236

Operating Loss	(551,195)	(230,640)	(1,231,963)	(474,236)

Other Income (Expense)
Interest income	2	961	53	961
Other income	-	19,353	-	19,353
Interest expense	(57,810)	(21,188)	(112,678)	(23,839)

Other Expense - Net	(57,808)	(874)	(112,625)	(3,525)

Loss before Income Taxes	(609,003)	(231,514)	(1,344,588)	(477,761)

Income Taxes	-	-	-	-

Net (Loss)	$(609,003)	$(231,514)	$(1,344,588)	$(477,761)

(Loss) per Share:
Basic and Diluted	$(0.007)	$(0.003)	$(0.015)	$(0.006)

Weighted Average
Number of Shares	87,586,913	79,756,437	88,155,579	74,778,629

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.
Statements of Stockhoder's Equity
(Unaudited)

					Additional
			Deferred	Other	Paid-in
	Common Stock		Stock-Based	Paid-in	Capital for	Accumulated	Total
	Shares	Amount	Compensation	Capital	Warrants	Deficit	(Deficit)

Balance, January 1, 2009	67,422,820	$67,423	$(108,542)	$4,424,630	$862,895	$(5,951,446)	$(705,040)
Common stock issued for:
Consideration for financing	3,325,000	3,325	-	108,970	-	-	112,295
Consideration for professional services	103,000	103	-	2,802	-	-	2,905
Consideration for future consulting services	1,000,000	1,000	-	49,000	-	-	50,000
Consideration in financing	15,112,926	15,113	-	263,842	-	-	278,955
Warrants issued in for:
Consideration for debt restructuring	-	-	-	-	92,182	-	92,182
Consideration for option on real estate	-	-	-	-	75,000	-	75,000
Amortization of stock-based compensation	-	-	26,657	-	-	-	26,657
Net (Loss) for the Year Ended December 31, 2009	-	-	-	-	-	(1,251,098)	(1,251,098)
Balance, December 31, 2009	86,963,746	86,964	(81,885)	4,849,244	1,030,077	(7,202,544)	(1,318,144)
Common stock issued for:
Consideration for professional services	563,500	563	-	15,792	-	-	16,355
Consideration for financing
Warrants issued for:
Consideration for financing	-	-	-	-	4,529	-	4,529
Amortization of stock-based compensation	-	-	6,664	-	-	-	6,664
Net (Loss) for the three months ended March 31, 2010	-	-	-	-	-	(735,585)	(735,585)
Balance, March 31, 2010	87,527,246	87,527	(75,221)	4,865,036	1,034,606	(7,938,129)	(2,026,181)
Common stock issued for:
Consideration for employment services	2,650,000	2,650	-	34,450	-	-	37,100
Consideration for financing	450,000	450	-	6,100	-	-	6,550
Warrants issued for:
Consideration for professional services	-	-	-	-	37,559	-	37,559
Consideration for financing					7,347		7,347
Amortization of stock-based compensation	-	-	6,665	-	-	-	6,665
Net (Loss) for the three months ended June 30, 2010	-	-	-	-	-	(609,003)	(609,003)
Balance, June 30, 2010	90,627,246	$90,627	$(68,556)	$4,905,586	$1,079,512	$(8,547,132)	$(2,539,963)
 The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended:		For the Six Months Ended:
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Operating Activities
Net (Loss)	$(609,003)	$(231,514)	$(1,344,588)	$(477,761)
Stock-based financing and compensation costs	95,220	30,896	122,768	62,929
Gain from non-cash settlement of bank overdraft	-	(19,353)	-	(19,353)
Impairment loss on assets	255,853	-	653,529	-
Depreciation and amortization	30,485	34,045	61,470	40,757
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in inventory	46	(4,432)	8,431	(5,206)
(Increase) decrease in other current assets	5,961	(20,533)	11,609	(20,383)
Increase (decrease) in accounts payable	49,153	(137,027)	52,280	(90,868)
Increase (decrease) in due to employees	57,305	19,299	50,041	40,115
Increase (decrease) in bank overdraft	-	(20,000)	-	(20,000)
Increase (decrease) in other accrued liabilities	56,997	19,933	110,596	19,933

Net Cash (Used) by Operating Activities	(57,983)	(328,686)	(273,864)	(469,837)

Investing Activities
Purchase of property and equipment	(1,003)	(57,495)	(4,853)	(72,012)
Refunds (deposits) on other assets	8,933	(70,283)	8,933	(70,283)

Net Cash Provided (Used) by Investing Activities	7,930	(127,778)	4,080	(142,295)

Financing Activities
Proceeds from issuance of common stock	-	-	-	-
Proceeds from issuance of convertible notes	-	-	-	-
Proceeds from issuance of promissory notes	-	1,500,000	150,000	1,650,000
Proceeds from (payments on) short term advances - net	10,500	(16,250)	10,500	-
Principal payments on capital lease obligations	-	(7,231)		(12,578)

Net Cash Provided by Financing Activities	10,500	1,476,519	160,500	1,637,422

Net Increase (Decrease) in Cash	(39,553)	1,020,055	(109,284)	1,025,290

Cash, Beginning of Year	40,915	5,517	110,646	282

Cash, End of Year	$1,362	$1,025,572	$1,362	$1,025,572

Supplemental Information:
Interest Paid	$-	$3,254	$-	$5,905
Income Taxes Paid	$-	$-	$-	$-

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

Accounts Receivable

Management monitors the liquidity and creditworthiness of accounts receivable due from customers on an ongoing basis, considering industry and economic conditions and other factors.  These factors form the basis for calculating and recording an allowance for doubtful accounts, which is an estimate of future credit losses. The Company writes off individual accounts receivable against the bad debt allowance when the Company determines a balance is uncollectible.  Management has determined that the bad debt allowance is appropriately established at $-0- and $-0, as of June 30, 2010 and December 31, 2009, respectively.

Inventory

Inventory consists of Smoky Market food items and branded packaging.  It is valued at the lower of cost or market using the average cost method.  Inventory was as follows at:

	June 30, 2010	December 31, 2009

Food and beverages	$65,103	$73,534
Packaging materials	28,740	28,740
Shipping materials	14,995	14,996
	$108,838	$117,270

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets’ estimated economic lives, which range from 3 to 25 years.  Property and equipment were as follows as of:

	June 30, 2010	December 31, 2009

Processing Equipment	$104,771	$104,771
Kiosks	90,205	90,205
Operating Equipment	68,404	142,783
Software	67,756	83,941
Office Equipment	34,400	34,307
Smallwares	15,219	23,746
Transportation Equipment	10,078	10,078
Leasehold Improvements	-	409,992
Warehouse Equipment	-	1,548
	390,833	901,371
Accumulated depreciation	(137,437)	(150,965)
	$253,396	$750,406

Leasehold improvements are capitalized and amortized over the remaining term of the leased facility.  The Company recorded $6,843 and $5,712 in depreciation expense relating to the assets above for the three months ended June 30, 2010 and 2009, respectively.  The Company recorded $14,186 and $11,424 in depreciation expense relating to the assets above for the six months ended June 30, 2010 and 2009, respectively.

Deposits

Deposits were as follows as of:

	June 30, 2010	December 31, 2009
Security deposits at leased real estate facilities	$2,500	$10,500
Other	183	1,116
	$2,683	$11,616

Advances

As of June 30, 2010 and December 31, 2009, the Company was indebted to several individuals for non-interest bearing, unsecured advances issued in June 2008 and in the second quarter of 2010.  2,335,000 shares of common stock and 500,000 warrants to purchase common stock were issued to the individuals as part of the transactions.  Some of the advances, totaling $75,000 are past due as of June 30, 2010.  Management intends to repay the advances upon the realization of additional debt/equity financing in 2010.  Accordingly, the advances have been classified as current obligations.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2010 and December 31, 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value.  Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  Management estimated and recorded an impairment loss at March 31, 2010 relating to the closure of a restaurant in Los Gatos, California. The loss calculation was based on a pending offer on the property.  During the three months ended June 30, 2010, the offer was rescinded, so Management recorded an additional impairment loss for the three months ended June 30, 2010.  The impairment loss is estimated by management as follows:
Net book value of assets impaired	$487,676
Continuing lease obligation on the leased real property	175,853
Total	663,529
Expected sale proceeds	(10,000)
Estimated loss from impairment	653,529
Impairment loss estimated at March 31, 2010	397,676
Additional impairment loss estimated at June 30, 2010	$255,853

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

Advertising Costs

All advertising costs are charged to expense as incurred or the first time the advertising takes place, unless it is direct-response advertising that results in probable future economic benefits.  Advertising expenses were $-0- and $-0- for the three months ended June 30, 2010 and 2009, respectively. Advertising expenses were $-0- and $-0- for the six months ended June 30, 2010 and 2009, respectively.

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

Recent Accounting Pronouncements

The Company’s management has reviewed recent accounting pronouncements issued through the date of the issuance of these financial statements. In management’s opinion, except for the pronouncement detailed below, no other pronouncements apply or will have a material effect on the Company’s financial statements. In May 2009, the FASB issued ASC 855 Subsequent Events, which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

NOTE 2.  GOING CONCERN

Management believes that there is substantial doubt about the company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to commence profitable operations and/or obtain additional debt and/or capital financing.  Management is attempting to obtain additional financing with various parties, but the eventual success of such efforts can not be assured.
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.
The Company has experienced $8,547,132 in losses since inception. The Company has had minimal revenue generating operations since inception.
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

In June 2009, the above loans were combined, along with an additional $1,500,000 in proceeds, plus $2,000 in previously accrued interest, to form a new $2,152,000 loan.  The loan accrues interest at a 10% annual rate, with all principal and interest due and payable upon the two-year maturity on May 28, 2011.  A portion of the principal must be retired, under the terms of the note agreement, when/if the Company obtains in excess of $2 million of equity financing.  Fifty percent of any equity raised above $2 million must be used to pay down principal on this promissory note.  The lender received 11,587,926 common shares and 1,852,500 warrants to purchase common stock as additional compensation in the transaction.  The warrants have an exercise price of $.15 per share and expire in May 2014.  They were valued at $92,182 using the Black Scholes method and are being amortized over the two year life of the note along with the value of the common stock issued in connection with the debt.  The combined warrants and common stock issued to-date with respect to the combined debt reflect a note discount, and are therefore netted against the promissory note on the balance sheet. Amortization expense on this note discount was $23,642 and $23,642 for the three months ended June 30, 2010 and 2009, respectively.  Amortization expense on this note discount was $47,284 and $47,284 for the six months ended June 30, 2010 and 2009, respectively.

The LLC acquired over 10% of the common stock of the Company as a result of the June 2009 transaction, and is therefore now deemed a related party.  However, the LLC does not have management control.  The transaction is therefore considered at “arm’s length.”

In March of 2010, the LLC loaned an additional $150,000 to the Company.  The loan bears interest at a 10% annual rate, is secured by tangible and intangible restaurant assets located in Los Gatos, California, and was due in March 2011.  The loan is now in default due to the cancellation of a pending sale of restaurant property mentioned at Note 1 Impairment of Long-Lived Assets. The Company issued the LLC 445,000 warrants to purchase shares of common stock in connection with the loan.  The warrants are exercisable for five years through March 2005 at a $.15 exercise price.  The warrants were valued at $4,529 using the Black-Scholes method and recorded as stock based compensation – financing expense in the first quarter of 2010.

The Company accrued $57,608 and $19,933 in interest expense with respect to these promissory notes for the three months ended June 30, 2010 and 2009, respectively.  The Company accrued $112,477 and $19,933 in interest expense with respect to these promissory notes for the six months ended June 30, 2010 and 2009, respectively.  These amounts are included, with other interest charges, in interest expense as reflected in the statements of operations.  The interest charges above are related party transactions, as the limited liability company is considered an affiliate.

The promissory note obligation was as follows as of:

	June 30, 2010	December 31, 2009
Face amount of note	$2,152,000	$2,152,000
Accrued interest	233,133	125,533
Less unamortized loan discount	(350,193)	(397,477)
	$2,034,940	$1,880,056

NOTE 4.  CAPITAL STOCK

Common Stock

On April 18, 2006, the State of Nevada authorized the Company to issue a maximum of 200,000,000 shares of the Company’s common stock. The assigned par value was $.001.  On the same day, the Company issued 40,000,000 common shares to Smoky Systems, LLC, a Nevada LLC and related party, in exchange for certain assets.

Preferred Stock

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company’s preferred stock with a $.001 par value.  Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.  No preferred shares had been issued as of June 30, 2010.

Stock Transactions:

The Company has engaged in numerous transactions whereby shares of common stock (description above) were issued in exchange for cash and/or services.  The Statement of Stockholders’ Equity provides a summary of such transactions.

NOTE 5.  RELATED PARTY TRANSACTIONS

As of June 30, 2010 and December 31, 2009, the Company owed $114,826 and $106,457 to a related party for past operating expenses.  Such debt was reflected as related party trade payables on the balance sheets, bears no interest and has no formal repayment terms.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

The Company is obligated under a long-term lease of restaurant property in Los Gatos, California through February 2013.  Base monthly rent was $5,305 as of March 31, 2010 with monthly common area maintenance (“CAM”) charges estimated at $1,043.  Required minimum rent was $16,391 and $15,914 for the three months ended June 30, 2010 and 2009, respectively. Future minimum lease payments, exclusive of CAM charges, are as follows for the twelve months ending March 31:

2011	$64,450
2012	66,383
2013	45,020
2014	-
2015	-
Total	$175,853

Employment Contract

Effective May 1, 2007, the Company entered into a three-year employment contract with the chief executive officer.  Terms of the agreement included annual compensation of $175,000, a potential 80% bonus, a stock award of 1,500,000 common shares, 425,000 options to purchase common stock at $.10 per share, and an additional contingent 1,000,000 shares assuming that certain operating performance metrics are achieved.  The employment contract expired and has not yet been renewed as of the date of these financial statements.

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

NOTE 7.  COMMON STOCK OPTIONS AND WARRANTS

Common Stock Option Plan

The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan.  Information relating to options issued under this plan is as follows:

	Options and Stock Awards Available for Grant	Number of Shares	Weighted Average Option Exercise Price
Outstanding as of January 31, 2009	742,500	5,757,500	$0.10
Shares reserved	-	-	-
Options granted	-	-	-
Stock awards granted	-	-	n/a
Options exercised	-	-	-
Options canceled	-	-	-
Outstanding as of December 31, 2009	742,500	5,757,500	$0.10
Shares reserved	-	-	-
Options granted	-	-	-
Stock awards granted	-	-	n/a
Options exercised	-	-	-
Options canceled	-	-	-
Outstanding as of June 30, 2010	742,500	5,757,500	$0.10

The following table summarizes information about stock options outstanding and exercisable at June 30, 2010:

Stock Options Outstanding
Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
1,887,500	3.08	$0.10

Stock Options Exercisable
Number of Options Exercisable	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
1,887,500	3.08	$0.10

The assumptions used in computing fair value of options is as follows:

Expected stock price volatility	186.0%
Risk-free interest rate	4.7%
Expected term (years)	7.00
Weighted-average fair value of stock options granted	$ 0.099

Common Stock Warrants

The following is a summary of the status of all the Company's stock warrants as of June 30, 2010:

	Number of Warrants	Weighted Average Exercise Price
Ouststanding, January 1, 2009	300,000	0.15
Granted	3,352,500	0.15
Exercised	-	-
Cancelled	-	-
Ouststanding, December 31, 2009	3,652,500	0.15
Granted	3,450,000	0.06
Exercised	-	-
Cancelled	-	-
Ouststanding, June 30, 2010	7,102,500	$0.11

Warrants exercisable at June 30, 2010	7,102,500	$0.11

The following table summarizes information about stock warrants outstanding and exercisable at June 30, 2010:

Stock Warrants Outstanding
Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weigted- Average Exercise Price
4,102,500	4.04	$0.11
3,000,000	3.57	$0.05

Stock Warrants Exercisable
Number of Warrants Exercisable	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
4,102,500	4.04	$0.11
3,000,000	3.57	$0.05

Warrants issued in 2010 were valued and recorded pursuant to the Black-Scholes Method.  Assumptions used were an average risk-free rate of return of .12%, average expected stock price volatility of 347%, weighted average expected term of 4.67 years, and a weighted average fair value of $.0149 per warrant.

NOTE 8.  SUBSEQUENT EVENTS

Subsequent to June 30, 2010, the Company engaged in the following transactions:

1.	In exchange for $2,500, sold 500,000 common shares and 500,000 warrants to purchase common shares at $.05, exercisable over 3 years, to a related party.
2.
In exchange for $2,000, sold 400,000 common shares and 400,000 warrants to purchase common shares at $.05, exercisable over 3 years, to an individual.  Also received another $2,000 in cash advances from this individual subsequent to June 30, 2010.

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

A key operating element in our business model is the culinary systemization we have created – through mass production – designed for highly specialized and profitable foodservice operation within a very small footprint of space.  We plan to generate revenue principally from sales of our smoked foods through the operations of two channels of Smoky Market brand distribution: sales of retail packaged product sold over the Internet and development of a chain of franchised foodservice outlets that include self-contained (modular) mini kitchens, mobile vans and smaller-sized fast-casual restaurants.  We are able to deliver food of consistent size, taste and quality without the need to install smoking ovens for on-site cooking or to train skilled cooks to handle raw product at numerous locations.  We believe this will permit our development of national chain operations with substantially reduced costs relative to investment, labor and product shrinkage.

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

We have generated net losses in each fiscal year since our inception in the development of our business model.  In October 2009, we began to generate initial revenue from food sales at our Los Gatos, CA Smoky Market restaurant, but subsequently closed the restaurant.  As discussed in “Liquidity and Capital Resources” below, in June 2009 we received $1.5 million in capital financing, which we used toward opening the restaurant and completing the operating systems for our web site to launch the Internet business.  We estimate that we will need a minimum of $2.5 million of additional financing in order to launch our Smoky Market foodservice concept and Internet retail operations.  Proceeds from anticipated future financings will be used to finance the placement of up to seven Smoky Market self-contained mini-kitchens ranging in size from 100s/f to 350 s/f that cost from $85,000  to $150,000 respectively, and the launch of Internet marketing campaigns with a budget cost of $150,000.  The opening of Smoky Market restaurants will follow in subsequent rounds of financing.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $1,362 and a working capital deficit of $2,931,042, as compared to cash and cash equivalents of $110,646 and a working capital deficit of $325,110 as of December 31, 2009.

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

During the three-month period ended June 30, 2010, principal uses of cash were to cover for continuing net operating losses.

Expected capital expenditures during the remainder of 2010 once financing is achieved are expected to include advertising and marketing costs of approximately $250,000 to promote our Smoky Market foodservice and Internet sales operations, $150,000 relating to inventory requirements, and approximately $1,000,000 for seven Smoky Market mini-kitchen placements.

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

Results of Operations

We had no revenues from operations during both the three-month period ending June 30, 2010 and the comparable period ending June 30, 2009, and our general and administrative expenses increased in the three-month period ending June 30, 2010, as compared to the same period ending June 30, 2009.  Additionally, both our revenues and our general administrative expenses increased in the six-month period ending June 30, 2010, as compared to the comparable period in 2009.  The changes in revenues and expenses are summarized and discussed in the table below and in the discussion that follows.

Revenues and Expenses.  Our operating results for the three-month and six-month periods ended June 30, 2010 and the comparable periods in 2009 are summarized as follows:

	For the three-month period ended		For the six-month period ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales	- 0 -	- 0 -	$14,010	- 0 -
Restaurant Operating Costs	- 0 -	- 0 -	$71,965	- 0 -
Net Operating Loss	- 0 -	- 0 -	$(57,955)	- 0 -
General & Administrative Expenses
Salaries, Wages & Benefits	$76,061	$75,535	$143,845	$167,290
Professional Fees	$34,685	$42,227	$78,257	$98,302
Rent	$37,364	$24,976	$47,772	$65,582
Depreciation/amortization	$30,485	$57,687	$61,470	$73,921
Stock based compensation
Salaries, Wages & Benefits – related parties	$46,564	$6,664	$57,233	$13,328
Financing	$11,097	$590	$15,626	$13,532
Professional	$37,559	- 0 -	$49,909	$2,905
Marketing	- 0 -	$214	$11,993	$214
Impairment loss on assets	$255,853	- 0 -	$653,529	- 0 -
Other	$21,527	$22,747	$54,374	$39,183
Operating Loss	$(551,195)	$(230,640)	$(1,231,963)	$(474,236)
Other Expense – Net	$(57,808)	$(874)	$(112,625)	$(3,525)
Net (Loss)	$(609,003)	$(231,514)	$(1,344,588)	$(477,761)

THREE MONTH PERIODS ENDED JUNE 30, 2010 AND JUNE 30, 2009

We had no sales or restaurant operating costs for the quarterly periods ended June 30, 2010 and June 30, 2009. Consequently, we had no operating loss for either of these periods.

Our general and administrative expenses increased by $320,555, from $230,640 in the quarterly period ended June 30, 2009 to $551,195 in the same period in 2010.  The increase in general and administrative expenses was due primarily to a new impairment loss on assets for the period, increases in rent expense, and increases in stock-based compensation expenses.  We incurred an impairment loss on assets of $255,853 during the quarterly period ended June 30, 2010, while we did not incur this expense during the same period in 2009.  The impairment loss on assets is due to the closure of the restaurant due to less than desirable sales and lack of profitability.  Our rent expense increased by $12,388, from $24,976 in the quarterly period ended June 30, 2009 to $37,364 in the same period in 2010.  The rent expense increase is due primarily to rent escalation and common area maintenance charges on the lease of our restaurant property.  Our stock-based compensation expenses increased by $87,966, from $7,254 in the quarterly period ended June 30, 2009 to $95,220 during the same period in 2010, due to increases in stock-based compensation associated with professional services received, financing services, and salaries, wages and benefits (related parties). The increase in stock-based compensation associated with professional services is due primarily to the grant of common stock warrants to the Company’s Chief Financial Officer and Chief Information Officer, the increase in stock-based compensation associated with financing services is due primarily to the issuance of common stock warrants in relation to loan advances by individuals to the Company, and the increase in stock-based compensation associated with salaries, wages and benefits (related parties) is due primarily to the grant of common stock shares to the Company’s Chief Executive Officer.

The increases in general and administrative expenses described in the previous paragraph were partially offset by decreases in other general and administrative expenses.  Our professional fees expenses decreased by $7,542, from $42,227 for the quarterly period ended June 30, 2009 to $34,685 in the same period in 2010.  The decrease in professional fee expenses is due primarily to less billings for accounting and finance related services from the Company’s Chief Financial Officer, who serves the Company on a part-time, consulting basis.  Additionally, our depreciation/amortization expenses decreased by $27,202, from $57,687 for the quarterly period ended June 30, 2009 to $30,485 in the same period in 2010.  The decrease in depreciation/amortization expenses is due primarily to the impairment loss taken on restaurant equipment and related assets, which the Company has written down to fair market value while recording no additional depreciation.  Overall, the decreases in these categories of general and administrative expenses were not as great as the increases in the general and administrative expenses described in the previous paragraph.

SIX MONTH PERIODS ENDED JUNE 30, 2010 AND JUNE 30, 2009

We had no sales or restaurant operating costs for the six-month period ended June 30, 2009, while we had $14,010 in sales and $71,965 in restaurant operating costs for the same period in 2010. Consequently, our operating loss for the six-month period ended June 30, 2010 was $57,955, compared to no operating loss for the same period in 2009.  These increases are due to our operating our restaurant during the six-month period ended June 30, 2010 with no comparable operation during the same period in 2009.

Our general and administrative expenses increased by $699,772, from $474,236 in the six-month period ended June 30, 2009 to $1,174,008 in the same period in 2010.  The increase in general and administrative expenses was due primarily to a new impairment loss on assets for the period and to increases in stock-based compensation expenses, marketing expenses, and other expenses.  We incurred an impairment loss on assets of $653,529 during the six-month period ended June 30, 2010, while we did not incur this expense during the same period in 2009.  The impairment loss on assets is due to the closure of the restaurant due to less than desirable sales and lack of profitability.  Our stock-based compensation expenses increased by $93,003, from $29,765 in the six-month period ended June 30, 2009 to $122,768 during the same period in 2010, due to increases in stock-based compensation associated with professional services received, financing services, and salaries, wages and benefits (related parties).  The increase in stock-based compensation associated with professional services is due primarily to the issuance of common stock warrants to the Company’s Chief Financial Officer and Chief Information Officer, the increase in stock-based compensation associated with financing services is due primarily to the issuance of common stock warrants to individuals in relation to loan advances, and the increase in stock-based compensation associated with salaries, wages and benefits (related parties) is due primarily to the grant of common stock shares to the Company’s Chief Executive Officer.  Our marketing expenses increased by $11,779, from $214 in the six-month period ended June 30, 2009 to $11,993 in the same period in 2010.  The increase in marketing expenses was due primarily to the retention of an outside marketing professional in the 2010 period and no corresponding transaction in the corresponding 2009 period.  Our other expenses increased by $15,191, from $39,183 in the six-month period ended June 30, 2009 to $54,374 in the same period in 2010.  The increase in other expenses was due primarily to increased insurance costs and restaurant repairs.

The increases in general and administrative expenses described in the previous paragraph were partially offset by decreases in other general and administrative expenses.  Expenses associated with our salaries, wages and benefits decreased by $23,424, from $167,269 in the six-month period ended June 30, 2009 to $143,845 in the same period in 2010.  The decrease in expenses associated with salaries, wages and benefits is due primarily to reduction in the Company’s employment force in light of our restaurant closure.  Our professional fees expenses decreased by $20,045, from $98,302 in the six-month period ended June 30, 2009 to $78,257 in the same period in 2010.  The decrease in professional fees expenses is due primarily to less legal and accounting fees associated with financing transactions and SEC reporting.  Our rent expenses decreased by $17,810, from $65,582 in the six-month period ended June 30, 2009 to $47,772 in the same period in 2010.  The decrease in rent expenses was due primarily to the inclusion of restaurant rent in general and administrative expenses for accounting purposes in the 2009 period while the restaurant was not yet operational.  Our depreciation and amortization expenses decreased by $12,451, from $73,921 in the six-month period ended June 30, 2009 to $61,470 in the same period in 2010.  The decrease in depreciation and amortization expenses is due primarily to the asset impairment loss described above, wherein the impaired assets were written down to fair market value, and no additional depreciation being recorded.  Overall, the decreases in these categories of general and administrative expenses were not as great as the increases in the general and administrative expenses described in the previous paragraph.

Working Capital.  Our working capital as of June 30, 2010 and as of December 31, 2009 are summarized in the table below.

	As of
	June 30, 2010		December 31, 2009
Current Assets
Cash		$1,362		$110,646
Prepaid expenses	$	- 0 -		$11,609
Inventory		$108,838		$117,270
Total Current Assets		$110,200		$239,525

Current Liabilities
Promissory notes payable to a related party, including accrued interest, less amortized discount		$2,034,940	$	- 0 -
Accounts payable		$356,522		$136,758
Accounts payable – related parties		$114,826		$106,457
Due to employees		$294,578		$244,537
Short-term advance		$85,500		$75,000
Short-term secured promissory note – related party		$150,000		-
Other current liabilities		$4,876		$1,833
Total Current Liabilities		$3,041,242		$564,635

Working Capital Deficiency		$2,931,042		$325,110

Our working capital deficiency increased by $2,605,932, from $325,110 at fiscal-year end 2009 to $2,931,042 as of June 30, 2010.  The increase in our working capital deficiency was primarily due to (i) a decrease in cash of $109,284, from $110,646 at 2009 year end to $1,362 as of June 30, 2010, (ii) the recognition of promissory notes payable to a related party, including accrued interest, less amortized discount, in the amount of $2,034,940, which was not recognized at year end 2009, (iii) an increase in accounts payable of $219,764, from $136,758 at year end 2009 to $356,522 as of June 30, 2010, (iv) an increase in amounts due to employees of $50,041, from $244,537 at year end 2009 to $294,578 as of June 30, 2010, and (v) a short-term secured promissory note to a related party in the amount of $150,000 as of June 30, 2010, which was not present at year end 2009.  The decrease in cash is due primarily to continuing net operating losses.  The increase in accounts payable and in amounts due to employees is due primarily to the Company’s inability to satisfy these obligations as they come due.  The promissory notes all become due and payable within twelve months of June 30, 2010, causing the notes to be classified as current obligations.

Cash Flows.  Our cash flows for the three-month and six-month periods ended June 30, 2010 and comparable periods in 2009 are summarized as follows:

	For the Three-Month Periods Ended		For the Six-Month Periods Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net Cash Used in Operating Activities	$(57,983)	$(328,686)	$(273,864)	$(469,837)
Net Cash Provided (Used) by Investing Activities	$7,930	$(127,778)	$4,080	$(142,295)
Cash Provided by Financing Activities	$10,500	$1,476,519	$160,500	$1,637,422
Net Increase (Decrease) in Cash	$(39,553)	$1,020,055	$(109,284)	$1,025,290

Cash, Beginning of Period	$40,915	$5,517	$110,646	$282
Cash, End of Period	$1,362	$1,025,572	$1,362	$1,025,572

We utilized less cash in our operating activities in the three-month period ended June 30, 2010, from $328,686 in the three-month period ended June 30, 2009 to $57,983 in the same period in 2010, primarily due to non-cash expense charges during the 2010 period for asset impairment and stock based compensation.  Our investing activities provided $7,930 in cash during the three-month period ended June 30, 2010, compared to $127,778 in cash used during the same period in 2009, primarily due to the cash outflow for purchases of equipment and other assets during the 2009 period without similar purchases in the corresponding period in 2010.  We generated less cash from financing activities, from $1,476,519 during the three-month period ended June 30, 2009 to $10,500 during the same period in 2010, primarily due to the securing of debt financing in the 2009 period and no such transaction in the corresponding 2010 period.

We utilized less cash in our operating activities in the six-month period ended June 30, 2010, from $469,837 in the six-month period ended June 30, 2009 to $273,864 in the same period in 2010, primarily due to the non-cash asset impairment loss recognition.  Our investing activities provided $4,080 in the six-month period ended June 30, 2010, compared to $142,295 in cash used during the same period in 2009, primarily due to the cash outflow for purchases of equipment and other assets during the 2009 period.  We generated less cash from financing activities, from $1,637,422 during the six-month period ended June 30, 2009 to $160,500 during the same period in 2010, primarily due to primarily due to the securing of debt financing in the 2009 period and no such transaction in the corresponding 2010 period.

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

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value.  Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  Management estimated and recorded an impairment loss at March 31, 2010 relating to the closure of a restaurant in Los Gatos, California. The loss calculation was based on a pending offer on the property.  During the three months ended June 30, 2010, the offer was rescinded, so Management recorded an additional impairment loss for the three months ended June 30, 2010.  The impairment loss is estimated by management as follows:

Net book value of assets impaired	$487,676
Continuing lease obligation on the leased real property	175,853
Total	663,529
Expected sale proceeds	(10,000)
Estimated loss from impairment	653,529
Impairment loss estimated at March 31, 2010	397,676
Additional impairment loss estimated at June 30, 2010	$255,853

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

Item 4T.  Controls and Procedures

(a)    Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2010.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  This conclusion is based in part on the fact that the Company did not complete this Report and related audits within required time periods.

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

We were formed in April 2006.  Our key management individuals have experience in the restaurant industry, but have limited or no experience in internet retailing, establishing a national food service business (directly or through franchise arrangements) or operating a reporting issuer.  Our limited operating history and limited experience make it difficult to evaluate our ability to generate revenues, manage growth, obtain necessary capital, manage costs, create profits, and generate cash from operations.  Specifically, our ability to do the following may be impaired:

●	implement our business plan (which may be based upon faulty assumptions and expectations arising from our limited experience);
●	obtain capital necessary to continue operations and implement our business plan;
●	comply with SEC rules and regulations and manage market expectations;
●	differentiate ourselves from our competitors; and
●	establish a significant retail and restaurant customer base.

If we fail to successfully manage these risks, we may never expand our business or become profitable and our business may fail.

We will be unable to implement our business plan if we cannot raise sufficient capital and may be required to pay a high price for capital.

As of June 30, 2010, we had $1,362 in cash and cash equivalents.  We need to obtain a significant amount of additional capital to implement our business plan and meet our financial obligations as they become due.  We may not be able to raise the additional capital needed or may be required to pay a high price for capital.  Factors affecting the availability and price of capital may include the following:

●	the availability and cost of capital generally;
●	our financial results;
●	the experience and reputation of our management team;
●	market interest, or lack of interest, in our industry and business plan;
●	the trading volume of, and volatility in, the market for our common stock;
●	our ongoing success, or failure, in executing our business plan;
●	the amount of our capital needs; and
●	the amount of debt, options, warrants and convertible securities we have outstanding.

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

We may be unable to establish a significant number of restaurant-stores or kiosks.

Many factors may affect our ability to establish new restaurant-stores and kiosks, including:

●	identification and availability of suitable locations;
●	negotiation of favorable lease or purchase arrangements;
●	management of the costs of construction and development;

●	securing required governmental approvals and permits and complying with governmental regulations;
●	recruitment of qualified operating personnel;
●	labor disputes;
●	shortages of materials and skilled labor;
●	environmental concerns; and
●	other increases in costs, any of which could give rise to delays or cost overruns.

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

We will be subject to regulation by federal agencies and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurant-markets. These regulations include matters relating to:

●	the environment;
●	building construction;
●	zoning requirements;
●	worker safety;
●	the preparation and sale of food and alcoholic beverages; and
●	employment.

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

The market price of our common stock, like that of the securities of other early-stage companies, is highly volatile.  Our stock price may change dramatically as the result of announcements of our quarterly results, the rate of our expansion, significant litigation or other factors or events that would be expected to affect our business or financial condition, results of operations and other factors specific to our business and future prospects.  In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

●	intentional manipulation of our stock price by existing or future stockholders
●	short selling of our common stock or related derivative securities;
●	a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares
●	the interest, or lack of interest, of the market in our business sector, without regard to our financial condition or results of operations;
●	the adoption of governmental regulations and similar developments in the United States or abroad that may affect our ability to offer our products and services or affect our cost structure;
●	developments in the businesses of companies that purchase our products; or
●	economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

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

●	Is priced under five dollars;
●	Is not traded on a national stock exchange;
●
Is issued by a company that has less than $5 million in net tangible assets (if it has been in business less than three years) or has less than $2 million in net tangible assets (if it has been in business for at least three years); and

●	Is issued by a company that has average revenues of less than $6 million for the past three years.

We believe that our common stock is presently a “penny stock.” At any time the common stock qualifies as a penny stock, the following requirements, among others, will generally apply:

●
Certain broker-dealers who recommend penny stock to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.

●
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

●	In connection with the execution of any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers the following:

o	bid and offer price quotes and volume information;
o	the broker-dealer’s compensation for the trade;
o	the compensation received by certain salespersons for the trade;
o	monthly accounts statements; and
o	a written statement of the customer’s financial situation and investment goals.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Other than as previously reported, the Company offered and sold the following securities during the quarter ended June 30, 2010 in reliance upon exemptions from the registration requirements of the Securities Act:

In May 2010, we offered and sold an aggregate of 150,000 shares of common stock to an individual and an entity in exchange for financing services with a fair market value of $2,250 (or $0.015 per share).  The offer and sale of such shares of our common stock and warrants to purchase shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

In June 2010, (i) we offered and sold 100,000 shares of common stock to an individual in exchange for financing services with a fair market value of $1,500 (or $0.015 per share); (ii) we offered and sold 200,000 shares of common stock to an individual in exchange for financing services with a fair market value of $2,800 (or $0.014 per share); and (iii) we offered and sold an aggregate of 2,650,000 shares of common stock to two individual employees in exchange for services rendered with a fair market value of $37,100 (or $0.014 per share).  The offer and sale of such shares of our common stock and warrants to purchase shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 6.  Exhibits

See the Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smoky Market Foods, Inc.

August 23, 2010	By: /s/ Edward C. Feintech
Date	Edward C. Feintech, President & Chief Executive Officer

August 23, 2010	By: /s/ Shane Campbell
Date	Shane Campbell Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith