Form 10-Q
period 2010-09-30
SMOKY MARKET FOODS INC
filed 2010-11-22
CIK 1370544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2010

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
☐  Yes   ☑  No

As of November 15, 2010, the registrant had 93,627,246 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SMOKY MARKET FOODS, INC.
Balance Sheets

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS:
Current Assets
Cash	$283	$110,646
Prepaid expenses	-	11,609
Inventory	108,838	117,270
Total Current Assets	109,121	239,525
Property & Equipment, net of accumulated depreciation	246,303	750,406
Other Assets
Impaired assets for sale	5,400	-
Prepaid consulting contract	50,000	50,000
Real estate option	75,000	75,000
Deposits	2,683	11,616
Total Other Assets	133,083	136,616
Total Assets	$488,507	$1,126,547

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities
Accounts payable	$373,387	$136,758
Accounts payable - related parties	121,607	106,457
Due to employees	338,778	244,537
Short-term advances	82,500	75,000
Advances from related party	2,250	-
Other current liabilities	-	1,883
Total Current Liabilities	918,522	564,635

Promissory notes payable to a related party, including accrued interest, less amortized discount	2,073,072	1,880,056

Total Liabilities	2,991,594	2,444,691

Stockholders' Equity (Deficit)
Preferred Stock, par value $.001, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, par value $.001, 200,000,000 shares authorized: issued and outstanding 92,527,246 and 86,963,746 at September 30, 2010 and December 31, 2009, respectively	92,527	86,964
Deferred Stock-Based Compensation	(61,892)	(81,885)
Other paid-in capital	4,913,386	4,849,244
Additional paid-in capital for warrants	1,304,132	1,030,077
Accumulated deficit	(8,751,240)	(7,202,544)
Total Stockholders' Equity (Deficit)	(2,503,087)	(1,318,144)
Total Liabilities and Stockholders' Equity (Deficit)	$488,507	$1,126,547

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended:		For the Nine Months Ended:
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Sales
Restaurant Sales, Net of Discounts	$-	$-	$13,966	$-
Internet Sales	-	313	44	313
Total Sales	-	313	14,010	313

Restaurant Operating Costs
Food, beverage and packaging	-	-	20,896	-
Labor and related costs	-	-	28,959	-
Occupancy	-	-	19,887	-
Other	-	-	2,223	-
Total Restaurant Operating Costs	-	-	71,965	-

Net Operating Loss	-	313	(57,955)	313

General & Administrative Expenses
Salaries, wages & benefits	44,625	105,060	177,477	262,350
Professional fees	14,806	54,495	93,063	152,797
Rent	13,079	28,494	60,850	94,076
Depreciation/amortization	34,781	35,681	96,251	109,602
Stock based compensation	-	-	-	-
Salaries, Wages & Benefits - related parties	8,664	6,664	65,898	19,993
Financing	18,244	-	33,870	13,532
Professional	-	-	49,909	2,905
Marketing	-	507	11,993	721
Impairment loss on assets	-	-	653,529	-
Other	10,766	44,216	76,231	93,377

Total General & Administrative Expenses	144,965	275,117	1,319,071	749,353

Operating Loss	(144,965)	(274,804)	(1,377,026)	(749,040)

Other Income (Expense)
Interest income	-	(22)	53	939
Other income	-	-	100	19,353
Interest expense	(59,143)	(60,165)	(171,821)	(84,004)

Other Expense - Net	(59,143)	(60,187)	(171,668)	(63,712)

Loss before Income Taxes	(204,108)	(334,991)	(1,548,694)	(812,752)

Income Taxes	-	-	-	-

Net (Loss)	$(204,108)	$(334,991)	$(1,548,694)	$(812,752)

(Loss) per Share:
Basic and Diluted	$(0.002)	$(0.004)	$(0.017)	$(0.010)

Weighted Average Number of Shares	92,193,913	85,963,746	89,425,913	78,507,001

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.
Statements of Stockhoder's Equity
(Unaudited)

			Deferred
			Stock-		Additional
			Based	Other	Paid-in
	Common Stock		Compen-	Paid-in	Capital for	Accumulated	Total
	Shares	Amount	sation	Capital	Warrants	Deficit	(Deficit)

Balance, January 1, 2009	67,422,820	$67,423	$(108,542)	$4,424,630	$862,895	$(5,951,446)	$(705,040)
Common stock issued for:
Consideration for financing	3,325,000	3,325	-	108,970	-	-	112,295
Consideration for professional services	103,000	103	-	2,802	-	-	2,905
Consideration for future consulting services	1,000,000	1,000	-	49,000	-	-	50,000
Consideration in financing	15,112,926	15,113	-	263,842	-	-	278,955
Warrants issued in for:
Consideration for debt restructuring	-	-	-	-	92,182	-	92,182
Consideration for option on real estate	-	-	-	-	75,000	-	75,000
Amortization of stock-based compensation	-	-	26,657	-	-	-	26,657
Net (Loss) for the Year Ended December 31, 2009	-	-	-	-	-	(1,251,098)	(1,251,098)
Balance, December 31, 2009	86,963,746	86,964	(81,885)	4,849,244	1,030,077	(7,202,544)	(1,318,144)
Common stock issued for:
Consideration for professional services	563,500	563	-	15,792	-	-	16,355
Consideration for financing
Warrants issued for:
Consideration for financing	-	-	-	-	4,529	-	4,529
Amortization of stock-based compensation	-	-	6,664	-	-	-	6,664
Net (Loss) for the three months ended March 31, 2010	-	-	-	-	-	(735,585)	(735,585)
Balance, March 31, 2010	87,527,246	87,527	(75,221)	4,865,036	1,034,606	(7,938,129)	(2,026,181)
Common stock issued for:
Consideration for employment services	2,650,000	2,650	-	34,450	-	-	37,100
Consideration for financing	450,000	450	-	6,100	-	-	6,550
Warrants issued for:
Consideration for professional services	-	-	-	-	37,559	-	37,559
Consideration for financing					7,347		7,347
Amortization of stock-based compensation	-	-	6,665	-	-	-	6,665
Net (Loss) for the three months ended June 30, 2010	-	-	-	-	-	(609,003)	(609,003)
Balance, June 30, 2010	90,627,246	90,627	(68,556)	4,905,586	1,079,512	(8,547,132)	(2,539,963)
Common stock issued (cancelled) for:
Consideration for Board of Director services				2,000			2,000
Consideration for financing	(200,000)	(200)		(2,600)			(2,800)
Cash	2,100,000	2,100		8,400			10,500
Warrants issued for:
Consideration for professional services					21,044		21,044
Consideration for financing					203,576		203,576
Amortization of stock-based compensation	-	-	6,664	-	-	-	6,664
Net (Loss) for the three months ended September 30, 2010						(204,108)	(204,108)
Balance, September 30, 2010	92,527,246	$92,527	$(61,892)	$4,913,386	$1,304,132	$(8,751,240)	$(2,503,087)

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended:		For the Nine Months Ended:
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Operating Activities
Net (Loss)	$(204,108)	$(334,991)	$(1,548,694)	$(812,752)
Stock-based financing and compensation costs	26,908	6,664	149,677	28,404
Gain from non-cash settlement of bank overdraft	-	-	-	(19,353)
Impairment loss on assets	-	-	653,529	-
Depreciation and amortization	34,781	35,681	96,251	109,602
Accrued interest capitalized as new debt	-	-	-	2,000
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in inventory	-	(85,265)	8,431	4,868
(Increase) decrease in other current assets	-	3,275	11,609	(112,698)
Increase (decrease) in accounts payable	23,646	1,197	75,926	(89,671)
Increase (decrease) in due to employees	44,200	(58,502)	94,241	(18,136)
Increase (decrease) in bank overdraft	-	-	-	(20,000)
Increase (decrease) in other accrued liabilities	59,144	53,800	169,737	79,759

Net Cash (Used) by Operating Activities	(15,429)	(378,141)	(289,293)	(847,977)

Investing Activities
Purchase of property and equipment	-	(144,256)	(4,853)	(286,268)
Proceeds received from sale of impaired assets	4,600	-	4,600	-
Refunds (deposits) on other assets	-	-	8,933	(283)

Net Cash Provided (Used) by Investing Activities	4,600	(144,256)	8,680	(286,551)

Financing Activities
Proceeds from issuance of common stock	10,500	-	10,500	-
Proceeds from issuance of convertible notes	-	-	-	-
Proceeds from issuance of promissory notes	-	-	150,000	1,650,000
Proceeds from (payments on) short term advances - net	(750)	-	9,750	-
Principal payments on capital lease obligations	-	(1,965)		(14,544)

Net Cash Provided (Used) by Financing Activities	9,750	(1,965)	170,250	1,635,456

Net Increase (Decrease) in Cash	(1,079)	(524,362)	(110,363)	500,928

Cash, Beginning of Year	1,362	1,025,572	110,646	282

Cash, End of Year	$283	$501,210	$283	$501,210

Supplemental Information:
Interest Paid	$-	$6,365	$-	$12,270

Income Taxes Paid	$-	$-	$-	$-

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

Accounts Receivable

Management monitors the liquidity and creditworthiness of accounts receivable due from customers on an ongoing basis, considering industry and economic conditions and other factors.  These factors form the basis for calculating and recording an allowance for doubtful accounts, which is an estimate of future credit losses. The Company writes off individual accounts receivable against the bad debt allowance when the Company determines a balance is uncollectible.  Management has determined that the bad debt allowance is appropriately established at $-0- and $-0-, as of September 30, 2010 and December 31, 2009, respectively.

Inventory

Inventory consists of Smoky Market food items and branded packaging.  It is valued at the lower of cost or market using the average cost method.  Inventory was as follows at:

	September 30, 2010	December 31, 2009

Food and beverages	$65,103	$73,534
Packaging materials	28,740	28,740
Shipping materials	14,995	14,996
	$108,838	$117,270

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets’ estimated economic lives, which range from 3 to 25 years.  Property and equipment were as follows as of:

	September 30, 2010	December 31, 2009

Processing Equipment	$104,771	$104,771
Kiosks	90,205	90,205
Operating Equipment	68,404	142,783
Software	67,756	83,941
Office Equipment	34,400	34,307
Smallwares	15,219	23,746
Transportation Equipment	10,078	10,078
Leasehold Improvements	-	409,992
Warehouse Equipment	-	1,548
	390,833	901,371
Accumulated depreciation	(144,530)	(150,965)
	$246,303	$750,406

Leasehold improvements are capitalized and amortized over the remaining term of the leased facility.  The Company recorded $7,093 and $12,039 in depreciation expense relating to the assets above for the three months ended September 30, 2010 and 2009, respectively.  The Company recorded $21,279 and $23,463 in depreciation expense relating to the assets above for the nine months ended September 30, 2010 and 2009, respectively.

Deposits

Deposits were as follows as of:

	September 30, 2010	December 31, 2009
Security deposits at leased real estate facilities	$2,500	$10,500
Other	183	1,116
	$2,683	$11,616

Advances

As of September 30, 2010 and December 31, 2009, the Company was indebted to several individuals for non-interest bearing, unsecured advances.  2,035,000,shares of common stock and 150,000 warrants to purchase common stock were issued to the individuals as part of the advances still outstanding at September 30 2010.  Advances totaling $82,500 are past due and in default as of September 30, 2010.  $2,250 and $-0- in advances at September 30, 2010 and December 31, 2009, respectively, were to a related party, which had no formal repayment terms.  Management intends to repay the advances upon the realization of additional debt/equity financing in 2010 or 2011.  Accordingly, the advances have been classified as current obligations.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2010 and December 31, 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value.  Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  Management estimated and recorded an impairment loss at March 31, 2010 relating to the closure of a restaurant in Los Gatos, California. The loss calculation was based on a pending offer on the property.  During the three months ended June 30, 2010, the offer was rescinded, so Management recorded an additional impairment loss for the three months ended June 30, 2010.  During the three months ended September 30, 2010, the Company sold certain items from this group, receiving $4,600.  The proceeds were recorded as reduction of this asset account. The impairment loss is estimated by management as follows:

Impairment Loss
Net book value of assets impaired	$487,676
Continuing lease obligation on the leased real property	175,853
Total	663,529
Expected sale proceeds	(10,000)
Estimated loss from impairment	$653,529

Impaired Assets
Expected proceeds (asset value)	$10,000
Proceeds received to-date	4,600
Remaining impaired asset value, 9-30-2010	$5,400

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

Advertising Costs

All advertising costs are charged to expense as incurred or the first time the advertising takes place, unless it is direct-response advertising that results in probable future economic benefits.  Advertising expenses were $-0- and $100 for the three months ended September 30, 2010 and 2009, respectively. Advertising expenses were $-0- and $100 for the nine months ended September 30, 2010 and 2009, respectively.

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

Occasionally, the Company sells shares below market value to raise cash to fund operations. The discounts from market are treated as compensation for officers and directors.  For non-officers and directors, the discounts are netted against proceeds as a “cost of issue.”

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

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

Effective for the Company’s interim and annual reporting periods beginning January 1, 2010, or for certain disclosures, January 1, 2011, new guidance from the FASB ASC 2010-06 will require additional disclosures about transfers between the various levels of the fair value hierarchy, as well as activity in Level 3 fair value measurements. The new guidance also requires the disaggregation of asset and liability classes as well as the inputs and valuation techniques used to measure Level 2 fair value measurements as well as Level 3. The adoption of this new guidance will not have an impact on the Company’s financial position or results of operations. However, additional disclosure may be required.

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

The Company has experienced $8,751,240 in losses since inception. The Company has had minimal revenue generating operations since inception.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

In June 2009, the above loans were combined, along with an additional $1,500,000 in proceeds, plus $2,000 in previously accrued interest, to form a new $2,152,000 loan.  The loan accrues interest at a 10% annual rate, with all principal and interest due and payable upon the two-year maturity on May 28, 2011.  A portion of the principal must be retired, under the terms of the note agreement, when/if the Company obtains in excess of $2 million of equity financing.  Fifty percent of any equity raised above $2 million must be used to pay down principal on this promissory note.  The lender received 11,587,926 common shares and 1,852,500 warrants to purchase common stock as additional compensation in the transaction.  The warrants have an exercise price of $.15 per share and expire in May 2014.  They were valued at $92,182 using the Black Scholes method and are being amortized over the two year life of the note along with the value of the common stock issued in connection with the debt.  The combined warrants and common stock issued to-date with respect to the combined debt reflect a note discount, and are therefore netted against the promissory note on the balance sheet. Amortization expense on this note discount was $27,688 and $23,642 for the three months ended September 30, 2010 and 2009, respectively.  Amortization expense on this note discount was $74,972 and $56,805 for the nine months ended September 30, 2010 and 2009, respectively.

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

In August, 2010, the Company and the LLC agreed to refinance the debt.  Pursuant to the agreement, both loans were combined, along with accrued interest, forming a new loan with a maturity date of August 18, 2020.  The note will accrue interest at a 10% annual rate until repaid.  Prior warrants were revised to allow for exercise at $.05 per warrant as opposed to the previous $.15.  The term for exercising the warrants was adjusted to ten years as opposed to five years on the cancelled warrants.  The new warrants were valued based on the Black-Scholes method using a risk-free rate of return of .15% and volatility of 347%.

The promissory note obligation was as follows as of:

	September 30, 2010	December 31, 2009
Face amount of note	$2,568,900	$2,152,000
Accrued interest	30,253	125,533
Less unamortized loan discount	(526,081)	(397,477)
	$2,073,072	$1,880,056

NOTE 4.  CAPITAL STOCK

Common Stock

On  April  18,  2006,  the  State  of  Nevada  authorized  the  Company  to  issue  a  maximum  of 200,000,000 shares of the Company’s common stock. The assigned par value was $.001.  On the same day, the Company issued 40,000,000 common shares to Smoky Systems, LLC, a Nevada LLC and related party, in exchange for certain assets.

Preferred Stock

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company’s preferred stock with a $.001 par value. Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. No preferred shares had been issued as of September 30, 2010.

Stock Transactions:

The Company has engaged in numerous transactions whereby shares of common stock (description above) were issued in exchange for cash and/or services.  The Statement of Stockholders’ Equity provides a summary of such transactions.

NOTE 5.  RELATED PARTY TRANSACTIONS

As of September 30, 2010 and December 31, 2009, the Company owed $121,607 and $106,457 to a related party for past operating expenses, respectively.  Such debt was reflected as related party trade payables on the balance sheets, bears no interest and has no formal repayment terms.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

The Company has defaulted on a long-term operating lease of real property previously used as a restaurant operation in Los Gatos, California.  All amounts due under the lease have been recognized as a liability and included in accounts payable.  Such amount were $187,307 and $-0- as of September 30, 2010 and December 31, 2009, respectively.

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

NOTE 7. COMMON STOCK OPTIONS AND WARRANTS

Common Stock Option Plan

The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan.  Information relating to options issued under this plan is as follows:

	Options and Stock Awards Available for Grant	Number of Shares	Weighted Average Option Exercise Price
Outstanding as of January 31, 2009	742,500	5,757,500	$0.10
Shares reserved	-	-	-
Options granted	-	-	-
Stock awards granted	-	-	n/a
Options exercised	-	-	-
Options canceled	-	-	-
Outstanding as of December 31, 2009	742,500	5,757,500	$0.10
Shares reserved	-	-	-
Options granted	-	-	-
Stock awards granted	-	-	n/a
Options exercised	-	-	-
Options canceled	-	-	-
Outstanding as of September 30, 2010	742,500	5,757,500	$0.10

The following table summarizes information about stock options outstanding and exercisable at September 30, 2010:

Stock Options Outstanding
Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
1,887,500	2.82	$0.10

Stock Options Exercisable
Number of Options Exercisable	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
1,887,500	2.82	$0.10

The assumptions used in computing the fair value of warrants using Black-Scholes method is as follows:
Expected stock price volatility	186.0%
Risk-free interest rate	4.7%
Expected term (years)	7.00
Weighted-average fair value of stock options granted	$ 0.099

Common Stock Warrants
The following is a summary of the status of all the Company's stock warrants as of September 30, 2010:

	Number of Warrants	Weighted Average Exercise Price
Ouststanding, January 1, 2009	300,000	0.15
Granted	3,352,500	0.15
Exercised	-	-
Cancelled	-	-
Ouststanding, December 31, 2009	3,652,500	0.15
Granted	8,152,500	0.06
Exercised	-	-
Cancelled	-	-
Ouststanding, September 30, 2010	11,805,000	$0.08

Warrants exercisable at September 30, 2010	11,805,000	$0.08

The following table summarizes information about stock warrants outstanding and exercisable at September 30, 2010:

Stock Warrants Outstanding
Number of Warrants Outstanding	Average Remaining Contractual Life in Years	Weigted- Average Exercise Price
4,102,500	3.85	$0.15
7,702,500	5.80	$0.05

Stock Warrants Exercisable
Number of Warrants Exercisable	Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
4,102,500	3.85	$0.15
7,702,500	5.80	$0.05

Warrants issued in 2010 were valued and recorded pursuant to the Black-Scholes Method.  Assumptions used were an average risk-free rate of return of .12% to .15%, average expected stock price volatility of 347%, weighted average expected term of 6.01 years, and a weighted average fair value of $.01 per warrant.

NOTE 8. SUBSEQUENT EVENTS

Subsequent to September 30, 2010, the Company received a combined $7,000 cash in exchange for the issuance of 1,100,000 shares of common stock, 1,100,000 warrants to purchase common shares at $.05 with a term of three years, and a $2,000 short-term advance.  $500 of the proceeds was received from a related party.

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

Overview

We use proprietary, custom-engineered, USDA-approved wood-burning oven technology to mass produce a complete line of real Smoke-BakedTM meat and fish, and special recipe dishes, which we believe to be unique and of superior quality to other commercially produced smoked meat products, and of equal or superior quality to smoked meat products prepared in the best barbecue restaurants.  Our meat and fish are prepared 100% naturally without the addition of additives (water, sugar, high sodium, MSG, liquid smoke) or chemical preservatives, and are individually portion-packaged and vacuum-sealed for convenience and quality retention.  From a 15-acre food production campus located in central Iowa and owned by our exclusive meat processor, Mary Ann’s Specialty Foods, Inc. (“Specialty Foods”), we plan to produce and ship our smoked foods to distribution facilities to be strategically established in regions across the country to support nationwide marketing.

A key operating element in our business model is the culinary systemization we have created – through mass production – designed for highly specialized and profitable foodservice operation within a very small footprint of space.  We plan to generate revenue principally from sales of our smoked foods through the operations of two channels of Smoky Market brand distribution: (i) sales of retail packaged products sold both through point-of-sale merchandising in attractive merchandiser displays located traditional and non-traditional retail venues as well as over the Internet through on-line ordering; and (ii) development of a chain of foodservice outlets that include self-contained, modular mini-kitchens, pre-fabricated modular restaurants and large mobile restaurants.  We are able to deliver food of consistent size, taste and quality without the need to install smoking ovens for on-site cooking or to train skilled cooks to handle raw product at numerous locations.  We believe this will permit our development of national chain operations with substantially reduced costs relative to investment, labor and product shrinkage.

We produce our smoked foods under an agreement with Specialty Foods, a commercial meat processor in whose USDA facility we placed out first wood-burning oven system, which is capable of producing approximately 100,000 pounds of smoked meat and fish per month.  To demonstrate the systemization of our foodservice menu operation, we opened a 1,000-square-foot Smoky Market restaurant in October 2009, which was located in Los Gatos, California and featured a selection of certain of our smoked meat and fish that was prepared within a kitchen area of 150 square feet.  However, after less than five months of testing, we chose to close the restaurant due to insufficient traffic in the area, but we plan to open Smoky Market restaurants in the near future when financing is secured.  As a result of our test operation, we have determined that our optimal foodservice concepts must be modular and mobile in structure.

With receipt of financing, we plan to commence retail sales from our Internet web site, which will enable food buyers from across the country to order our products online and to receive their order within just a few days.  Our Internet operating plan is to create marketing affiliations with selected Internet companies, RV manufacturers and large campgrounds for which commissions would be paid, and to market to businesses for corporate gift-giving.
Additionally, we plan to promote our Internet sales through media publications, direct mail and on-site food tastings.

We have generated net losses in each fiscal year since our inception in the development of our business model.  In October 2009, we began to generate initial revenue from food sales at our Los Gatos, California Smoky Market restaurant, but subsequently closed the restaurant.  As discussed in “Liquidity and Capital Resources” below, in June 2009 we received $1.5 million in capital financing, which we used toward opening the restaurant and completing the operating systems for our web site to launch the Internet business.  We estimate that we will need a minimum of $2.5 million of additional financing in order to launch our Smoky Market foodservice concept and Internet retail operations.  Proceeds from anticipated future financings will be used to finance the placement of up to five Smoky Market self-contained mini-kitchens ranging in size from 100 square feet to 350 square feet that cost from $85,000 to $150,000 respectively, the opening of a prototype modular restaurant expected to cost from $175,000 to $200,000, and the launch of Internet marketing campaigns with a budgeted cost of $150,000.

With financing, we intend to engage corporate partner affiliates that will significantly augment our management organization relative to foodservice operations, distribution, real estate, Internet marketing, and investor relations.  We expect these relationships to substantially reduce our fixed overhead structure while we grow revenue in the early stages.  We have talked with prospective companies and firms with whom we could partner, but as yet have not signed any formal agreement documents.

Liquidity and Capital Resources

As of September, 2010, we had cash and cash equivalents of $283 and a working capital deficit of $809,401, as compared to cash and cash equivalents of $110,646 and a working capital deficit of $325,110 as of December 31, 2009.

To finance the expansion of our foodservice concept and Internet operations, we intend to seek additional financing during the remainder of 2010.  Given that we are not yet in a positive cash flow or earnings position, the options available to us are fewer than to a positive cash flow company and generally do not include bank financing.  To raise additional capital, we expect to issue debt and/or equity securities, including warrants and convertible securities. We do not have any commitments from any party to provide required capital and may or may not be able to obtain such capital on reasonable terms or at all.

During the three-month period ended September 30, 2010, principal uses of cash were to cover for continuing net operating losses.

Expected capital expenditures during the remainder of 2010 once financing is achieved are expected to include advertising and marketing costs of approximately $250,000 to promote our Smoky Market foodservice and Internet sales operations, $150,000 relating to inventory requirements, and approximately $1,000,000 for five Smoky Market mini-kitchen placements.

Assuming the success of our initial foodservice concept and Internet operations, which are expected to utilize a substantial portion of our existing production capacity, we anticipate the need to invest as much as $1,000,000 to create additional production capacity at Specialty Food’s production facility to support our expanded marketing operations.  This will most likely require the construction of an additional building adjacent to Specialty Food’s existing production space for more ovens and packaging equipment.   We have entered into agreements with Specialty Foods under which we were granted an option to construct an up to 80 thousand-square-foot building on its property to accommodate additional smoker ovens and equipment and an option to purchase the 15-acre campus on which Specialty Foods operates if needed to accommodate growth of the Company’s business (subject to an obligation to lease back to Specialty Foods its processing facility). We anticipate that the financing to pay for the proposed building addition will be generated from a combination of our sales and additional financing transactions involving debt or equity securities.  If we are unable to obtain financing to construct the building addition as planned, we will be forced to significantly curtail our proposed expansion, and our ability to grow revenue will be halted until increased capacity can be created.

Results of Operations

We had no revenues from operations during both the three-month period ending September 30, 2010 and the comparable period ending September 30, 2009, and our general and administrative expenses decreased in the three-month period ending September 30, 2010, as compared to the same period ending September 30, 2009.  Additionally, both our revenues and our general administrative expenses increased in the nine-month period ending September 30, 2010, as compared to the comparable period in 2009.  The changes in revenues and expenses are summarized and discussed in the table below and in the discussion that follows.

Revenues and Expenses.  Our operating results for the three-month and nine-month periods ended September 30, 2010 and the comparable periods in 2009 are summarized as follows:

	For the three-month period ended		For the nine-month period ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Sales	- 0 -	$313	$14,010	$313
Restaurant Operating Costs	- 0 -	- 0 -	$71,965	- 0 -
Net Operating Profit/(Loss)	- 0 -	$313	$(57,955)	$313
General & Administrative Expenses
Salaries, Wages & Benefits	$44,625	$105,060	$177,477	$262,350
Professional Fees	$14,806	$54,495	$93,063	$152,797
Rent	$13,079	$28,494	$60,850	$94,076
Depreciation/amortization	$34,781	$35,681	$96,251	$109,602
Stock based compensation
Salaries, Wages & Benefits – related parties	$8,664	$6,664	$65,898	$19,993
Financing	$18,244	- 0 -	$33,870	$13,532
Professional	- 0 -	- 0 -	$49,909	$2,905
Marketing	- 0 -	$507	$11,993	$721
Impairment loss on assets	- 0 -	- 0 -	$653,529	- 0 -
Other	$10,766	$44,216	$76,231	$93,377
Operating Loss	$(144,965)	$(274,804)	$(1,377,026)	$(749,040)
Other Expense – Net	$(59,143)	$(60,187)	$(171,668)	$(63,712)
Net (Loss)	$(204,108)	$(334,991)	$(1,548,694)	$(812,752)

THREE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

We had no sales or restaurant operating costs for the quarterly period ended September 30, 2010.  Consequently, we had no operating loss during this.  We had Internet sales of $313 with no concurrent restaurant operating costs during the quarterly period ended September 30, 2009.  Consequently, we had operating profit of $313 during that period.

Our general and administrative expenses decreased by $130,152, from $275,117 in the quarterly period ended September 30, 2009 to $144,965 in the same period in 2010.  The decrease in general and administrative expenses was due primarily to decreases in salaries, wages and benefits expenses, professional fees expenses, rent expenses, and other expenses.  Our expenses relating to salaries, wages and benefits decreased by $60,435, from $105,060 in the quarterly period ended September 30, 2009 to $44,625 in the same period in 2010.  The decrease in expenses relating to salaries, wages and benefits is due primarily to the downsizing of the workforce due to the closing of our restaurant.  Our professional fees expenses decreased by $39,689, from $54,495 in the quarterly period ended September 30, 2009 to $14,806 during the same period in 2010, due primarily to less need for such services with the closing of our restaurant. Our rent expenses decreased by $15,415, from $28,494 in the quarterly period ended September 30, 2009 to $13,079 in the same period in 2010.  The decrease in rent expense was due primarily to the termination of the lease on our restaurant property.  Our other expense decreased by $33,450, from $44,216 in the quarterly period ended September 30, 2009 to $10,766 in the same period in 2010.  The decrease in other expense was due primarily to curtailed operating activity as a result of the closure of our restaurant.

The decreases in general and administrative expenses described in the previous paragraph were partially offset by increases in expenses relating to stock-based compensation.  Stock-based compensation relating to salaries, wages and benefits increased by $2,000, from $6,664 in the quarterly period ended September 30, 2009 to $8,664 in the same period in 2010.  Stock-based compensation relating to financing activities increased from $0 in the quarterly period ended September 30, 2010 to $18,244 in the same period in 2010.  The increase in stock-based compensation relating to salaries, wages and benefits was due primarily to the sale of common shares to a member of our board of directors at less than the OTC-quoted fair market value of the shares.  The increase in the stock-based compensation relating to financing activities was due primarily to the recognition of warrants issued in connection with short-term loans obtained by us.  Overall, the increases in stock-based compensation expenses were not as great as the decreases in the general and administrative expenses described in the previous paragraph.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

We had $13,966 in sales and $71,965 in restaurant operating costs during the nine-month period ended September 30, 2010, while we had $313 in Internet sales and no restaurant operating costs for the same period in 2009. Consequently, our operating loss for the nine-month period ended September 30, 2010 was $57,955, compared to an operating profit of $313 for the same period in 2009.  These increases are due to our operating our restaurant during the nine-month period ended June 30, 2010 with no comparable operation during the same period in 2009.

Our general and administrative expenses increased by $569,718, from $749,353 in the nine-month period ended September 30, 2009 to $1,319,071 in the same period in 2010.  The increase in general and administrative expenses was due primarily to a new impairment loss on assets for the period and to increases in stock-based compensation expenses and marketing expenses.  We incurred an impairment loss on assets of $653,529 during the nine-month period ended September 30, 2010, while we did not incur this expense during the same period in 2009.  The impairment loss on assets is due to the closure of the restaurant due to less than desirable sales and lack of profitability.  Our stock-based compensation expenses increased by $113,247, from $36,430 in the nine-month period ended September 30, 2009 to $149,677 during the same period in 2010, due to increases in stock-based compensation associated with professional services received, financing services, and salaries, wages and benefits (related parties).  The increase in stock-based compensation associated with professional services is due primarily to the issuance of common stock warrants to the Company’s Chief Financial Officer and Chief Information Officer, the increase in stock-based compensation associated with financing services is due primarily to the issuance of common stock warrants to individuals in relation to loan advances, and the increase in stock-based compensation associated with salaries, wages and benefits (related parties) is due primarily to the grant of common stock shares to the Company’s Chief Executive Officer.  Our marketing expenses increased by $11,272, from $721 in the nine-month period ended September 30, 2009 to $11,993 in the same period in 2010.  The increase in marketing expenses was due primarily to the retention of an outside marketing professional in the 2010 period and no corresponding transaction in the corresponding 2009 period.

The increases in general and administrative expenses described in the previous paragraph were partially offset by decreases in other general and administrative expenses.  Expenses associated with our salaries, wages and benefits decreased by $84,873, from $262,350 in the nine-month period ended September 30, 2009 to $177,477 in the same period in 2010.  The decrease in expenses associated with salaries, wages and benefits is due primarily to reduction in the Company’s employment force in light of our restaurant closure.  Our professional fees expenses decreased by $59,734, from $152,797 in the nine-month period ended September 30, 2009 to $93,063 in the same period in 2010.  The decrease in professional fees expenses is due primarily to less legal and accounting fees associated with financing transactions and SEC reporting.  Our rent expenses decreased by $33,226, from $94,076 in the nine-month period ended September 30, 2009 to $60,850 in the same period in 2010.  The decrease in rent expenses was due primarily to the inclusion of restaurant rent in general and administrative expenses in the 2009 period since the restaurant was not yet operational.  Our depreciation and amortization expenses decreased by $13,351, from $109,602 in the nine-month period ended September 30, 2009 to $96,251 in the same period in 2010.  The decrease in depreciation and amortization expenses is due primarily to the asset impairment loss described above, wherein the impaired assets were written down to fair market value, and no additional depreciation being recorded.  Overall, the decreases in these categories of general and administrative expenses were not as great as the increases in the general and administrative expenses described in the previous paragraph.

Working Capital.  Our working capital as of September 30, 2010 and as of December 31, 2009 are summarized in the table below.

	As of
	September 30, 2010		December 31, 2009
Current Assets
Cash		$283	$110,646
Prepaid expenses	$	- 0 -	$11,609
Inventory		$108,838	$117,270
Total Current Assets		$109,121	$239,525

Current Liabilities
Accounts payable		$373,387	$136,758
Accounts payable – related parties		$121,607	$106,457
Due to employees		$338,778	$244,537
Short-term advances		$82,500	$75,000
Advances from related party		$2,250	- 0 -
Other current liabilities		- 0 -	$1,833
Total Current Liabilities		$918,522	$564,635

Working Capital Deficiency		$809,401	$325,110

Our working capital deficiency increased by $484,291, from $325,110 at fiscal-year end 2009 to $809,401 as of September 30, 2010.  The increase in our working capital deficiency was primarily due to (i) a decrease in cash of $110,363, from $110,646 at 2009 year end to $283 as of September 30, 2010, (ii) an increase in accounts payable of $236,629, from $136,758 at year end 2009 to $373,387 as of September 30, 2010, and (iii) an increase in amounts due to employees of $94,241, from $244,537 at year end 2009 to $338,778 as of September 30, 2010.  The decrease in cash is due primarily to continuing net operating losses.  The increase in accounts payable and in amounts due to employees is due primarily to the Company’s inability to satisfy these obligations as they come due.

Cash Flows.  Our cash flows for the three-month and nine-month periods ended September 30, 2010 and comparable periods in 2009 are summarized as follows:

	For the Three-Month Periods Ended		For the Nine-Month Periods Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net Cash Used in Operating Activities	$(15,429)	$(378,141)	$(289,293)	$(847,977)
Net Cash Provided (Used) by Investing Activities	$4,600	$(144,256)	$8,680	$(286,551)
Cash Provided (Used) by Financing Activities	$9,750	$(1,965)	$170,250	$1,635,456
Net Increase (Decrease) in Cash	$(1,079)	$(524,362)	$(110,363)	$500,928

Cash, Beginning of Period	$1,362	$1,025,572	$110,646	$282
Cash, End of Period	$283	$501,210	$283	$501,210

We utilized less cash in our operating activities in the three-month period ended September 30, 2010, from $378,141 in the three-month period ended September 30, 2009 to $15,429 in the same period in 2010, primarily due to non-cash expense charges during the 2010 period for asset impairment and stock based compensation .  Our investing activities provided $4,600 in cash during the three-month period ended September 30, 2010, compared to $144,256 in cash used during the same period in 2009, primarily due to the cash outflow for purchases of equipment and other assets during the 2009 period without similar purchases in the corresponding period in 2010.  We generated more cash from financing activities, from $1,965 used during the three-month period ended September 30, 2009 to $9,750 during the same period in 2010, primarily due to the sale of common shares.

We utilized less cash in our operating activities in the nine-month period ended September 30, 2010, from $847,977 in the nine-month period ended September 30, 2009 to $289,293 in the same period in 2010, primarily due to the non-cash asset impairment loss recognition.  Our investing activities provided $8,680 in the nine-month period ended September 30, 2010, compared to $286,551 in cash used during the same period in 2009, primarily due to the cash outflow for purchases of equipment and other assets during the 2009 period.  We generated less cash from financing activities, from $1,635,456 during the nine-month period ended September 30, 2009 to $170,250 during the same period in 2010, primarily due to the securing of $1,650,000 in debt financing in the 2009 period and only $150,000 during the corresponding 2010 period.

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

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value.  Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  Management estimated and recorded an impairment loss at March 31, 2010 relating to the closure of a restaurant in Los Gatos, California. The loss calculation was based on a pending offer on the property.  During the three months ended June 30, 2010, the offer was rescinded, so Management recorded an additional impairment loss for the three months ended June 30, 2010.  No additional impairment loss was recorded for the three months ended September 30, 2010 as the Company sold off some of the impaired assets.  The cumulative impairment loss is estimated by management as follows:

Net book value of assets impaired	$487,676
Continuing lease obligation on the leased real property	175,853
Total	663,529
Expected sale proceeds	(10,000)
Estimated loss from impairment	$653,529
Impairment loss estimated at March 31, 2010	397,676
Additional impairment loss estimated at June 30, 2010	$255,853

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

Item 4T.   Controls and Procedures

(a)           Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2010.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  This conclusion is based in part on the fact that the Company did not complete this Report and related audits within required time periods.

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

As of September 30, 2010, we had $283 in cash and cash equivalents.  We need to obtain a significant amount of additional capital to implement our business plan and meet our financial obligations as they become due.  We may not be able to raise the additional capital needed or may be required to pay a high price for capital.  Factors affecting the availability and price of capital may include the following:

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

We may be unable to establish a significant number of restaurant-stores or self-contained kitchens.

Many factors may affect our ability to establish new restaurant-stores and self-contained kitchens, including:

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

If we are not able to establish and expand our restaurant-store or self-contained kitchen business, our revenues will not grow as expected, which would inhibit our ability to continue operations in the long term.

The risk of product contamination and recall may harm our public image and result in decreased revenues and harm to our business.

There is a risk that our food processor could produce contaminated meat or other products that we would ship or serve at our restaurant-markets or self-contained kitchens.  If such an event occurs, we may be required to recall our products from retail stores, affiliate warehouses and from the restaurant outlets being served.  A product recall would increase costs, result in lost revenues and harm our public relations image, in addition to exposing us to liability for any personal injury resulting from such contamination.

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

We expect to be dependent on third party affiliates to provide design, advertising, foodservice operations management, and franchising assistance in relation to our Smoky Market restaurants and self-contained kitchens and to assist in development of our general operating and marketing plan.

We intend to engage well-established consulting firms for design, advertising, operations management and franchising to assist us in the development and execution of our Smoky Market restaurant and self-contained kitchen plan.  If we are unable to engage and sustain long-term agreements with these operating affiliate firms, our ability to generate revenue will be delayed or reduced, and we may incur substantial costs in obtaining the necessary services to execute the roll out for our restaurants and self-contained kitchens.

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

Item 2.  Unregistered sales of Equity Securities and Use of Proceeds

Other than as previously reported, the Company offered and sold the following securities during the quarter ended September 30, 2010 in reliance upon exemptions from the registration requirements of the Securities Act:

In July 2010, (i) in exchange for $2,500 in cash, we offered and sold to a related party 500,000 shares of common stock with a fair market value of $4,500 (or $0.009 per share) and warrants to purchase 500,000 shares of common stock at $0.05 per share, exercisable over three years; and (ii) in exchange for $2,000 in cash, we offered and sold to an individual a total of 400,000 shares of common stock with a fair market value of $2,000 (or $0.005 per share) and warrants to purchase 400,000 shares of common stock at $0.05, exercisable over three years.  The offer and sale of such shares of our common stock and warrants to purchase shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

In August 2010, (i) in exchange for $3,000 in cash, we offered and sold to an individual 600,000 shares of common stock with a fair market value of $3,000 (or $0.005 per share) and warrants to purchase 600,000 shares of common stock at $0.05 per share, exercisable over three years; and (ii) in exchange for $1,500 in cash in each case, we offered and sold to each of two individuals a total of 300,000 shares of common stock with a fair market value of $1,500 (or $0.005 per share) and warrants to each of these two individuals to purchase 300,000 shares of common stock at $0.05, exercisable over three years.  The offer and sale of such shares of our common stock and warrants to purchase shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 6.  Exhibits

See the Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smoky Market Foods, Inc.

November 22, 2010	By: /s/ Edward C. Feintech
Date	Edward C. Feintech, President & Chief Executive Officer

November 22, 2010	By: /s/ Shane Campbell
Date	Shane Campbell Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith