Form 10-K
period 2010-12-31
SMOKY MARKET FOODS INC
filed 2011-09-01
CIK 1370544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission file number: 000-52158

SMOKY MARKET FOODS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4748589
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1511 E. 2nd St. Webster City, IA 50595
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (866) 851-7787

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [_] NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [_] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

[_] Large Accelerated filer	[_] Accelerated filer
[_] Non-accelerated filer (Do not check if a smaller reporting company)	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   YES [_] NO [X]

The aggregate market value of approximately 58,928,852 shares held by nonaffiliates of the registrant on June 30, 2011, based upon the average bid and asked price of the common shares on the OTC Bulletin Board of $0.08 per share on June 30, 2011, was approximately $4,714,316.  Common Shares held by each officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded.

As of August 30, 2011, the registrant had 103,627,246 common shares outstanding.

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

EXPLANATORY NOTE

Due primarily to liquidity and cash flow issues, we have been unable to prepare and file periodic reports for periods ending after September 30, 2010 as required by the Exchange Act.  On November 16, 2010, the OTC Bulletin Board deleted our stock from quotation on its service.  Since November 2010, our common stock has been listed on the Pink Sheets.

We are currently preparing and expect to file the following reports with the SEC subsequent to the filing of this Report:  Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, and June 30, 2011.We intend to seek quotation on the OTC Bulletin Board and eventually listing on an exchange as we become current in our financial reporting, experience growth and are able to raise capital.  We may be unable to obtain any such listing, and our common stock may be quoted on the Pink Sheets indefinitely, which would be expected to harm the trading volume in, and the market price, our common stock.

PART I

Item 1.  Business.

Overview

Organization & Business Model

We are a Nevada corporation incorporated in April 2006, with our principal office at 1511 E. 2nd Street, Webster City, Iowa 50595.  Our telephone number is (866) 851-7787.  We are a development stage company and plan to launch revenue-producing operations in the second half of 2011.

We use USDA-approved, custom-engineered, proprietary wood-burning oven technology to produce a complete line of fully cooked, Smoke-BakedTM meat and fish.  We plan to sell our line of smoked foods under the Smoky Market brand through retail channels of distribution that include on-line sales from the Internet and point-of-sale display merchandising in supermarkets and other food-buying traffic venues.  Additionally, we intend to produce certified kosher smoked foods and to distribute this line of products under the “Smoky Kosher” brand through retail distribution channels that include the Internet and display merchandising.  Our retail products are portion-packaged for convenience.  To penetrate the restaurant industry with our smoked food products, we plan to develop a national chain of “BarBQ Diner” fast-casual restaurants that are designed as pre-manufactured modular buildings of various sizes that can be placed on high-traffic commercial property, and would not cook raw products on site.  We produce our smoked foods at a centralized location and we expect to be able to deliver food of consistent size, taste and quality without the need to construct expensive on-site ovens or to train skilled cooks to handle raw product at individual locations.  We believe this will permit our development of a national chain operation while keeping our per-unit operating costs down.

Our focus of operations at this time is the development of the Smoky Market and Smoky Kosher brands for Internet and in-store merchandising operations.  We have identified our target market customer base for Internet selling and have developed a sophisticated operating system to manage the transactions and commissions expected to be owed to marketing affiliates in connection with our online sales and marketing plan.  Once revenues from retail distribution channels have gained traction, we intend to pursue development of the BarBQ Diner restaurant chain.  We expect that operating dual channels of distribution for our smoked foods will enable us to maximize the operating and financial efficiencies of our production capacity.

Market Opportunity

Our goal is to build three nationally recognized gourmet-quality brands for sales of our wood-smoked meat and fish that are prepared authentically and without the use of sodium, sugar, and chemical preservatives.  At this time, we believe the marketplace for our unique quality of Smoke-Baked food is largely untapped and without any major brand or national restaurant franchise company; our three brand concepts are “Smoky Market” and “Smoky Kosher” for sales into the retail packaged food sector, and “BarBQ Diner” representing our franchise concept to penetrate the fast casual restaurant sector.

We believe that our two retail brands and our restaurant concept will succeed where other food companies have not because of these principal aspects: (i) our quality of smoked food under USDA production is believed to be the most authentic and healthful of any commercial smoked food on the market; (ii) our regionalized operating organization should enable us to market our food to fit the regional demographic profiles of our customer audience, and (iii) we believe that for the quality and convenience of our smoked foods, our planned retail and restaurant prices are very competitive.  As we begin to expand operations from our launch, we intend to recruit five regional presidents who are each familiar with the food demographic profile of the customers within their respective region relative to types or cuts of meat, sauces and other dining aspects.  Each regional president will be charged with customizing the recipes, marketing program and other aspects of our business in order to meet the food profile demographics of that region.

Food Production & Distribution

Proprietary Smoking Technology and Ovens

The wood-burning smoker-oven system used to produce our line of wood-smoked foods uniquely “Smoke-Bakes”TM meat and fish with a smoke-heat-vapor that is generated by the slow burning of hickory and apple timber, after which the fully-cooked smoked foods are portion-cut and vacuum-packaged for freshness.  The smoke-heat-vapor infuses the meat and fish with an authentic smoky taste, but with delicate flavor that is not over-powering.   No additives (water, sugar, high amounts of sodium, liquid smoke, etc.) and no preservatives are used in the process; only garlic, natural spices, and very little sea salt are applied as seasoning.

In July 2011, in order to raise capital in order to complete our 2010 audit, complete this report and continue our operations, we entered into a Purchase and Lease Agreement (the “Sale/Lease Agreement”) with SMKY Asset Fund LLC (the “Lessor”) related to our smoker-oven system.  Pursuant to the Sale/Lease Agreement, we sold the smoker-oven system to the Lessor for a purchase price equal of $170,000, subject to increase by the Lessor prior to January 25, 2012 subject to a maximum of $500,000.  In addition, we are required to issue to Lessor a warrant to purchase a share of common stock for  each $1.00 in purchase price paid.  The warrants have an exercise price of $0.50 per share, a five-year term and include net exercise provisions. We leased back the smoker-oven system for rent equal to the lesser of (a) $0.20 per pound of product produced using the smoker-oven, or (b) the amount necessary to generate a 30% return on the sum of the purchase price and $5,000.  The Sale/Lease Agreement has a 10-year term, provided that we may repurchase the smoker-oven system at any time after July 25, 2014 that the market price for our common stock has exceeded $0.50 for thirty trading days.  The repurchase price is a number of shares of common stock with a fair market value equal to 20 times the sum of (a) the purchase price, plus (b) $5,000.

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

Pursuant to the processing agreement, Specialty Foods has agreed to process the smoked meats for our business in return for a processing fee based on its actual costs of production, labor costs, packaging materials costs, allocated overhead costs, and a set amount of profit based on the amount of packaged products produced.  We agreed that Specialty Foods would be our exclusive processor for meat products, subject to certain limitations.  The agreement is based upon a single oven capable of producing at least 100,000 pounds of smoked meat and/or fish per month or more depending upon the production item mix, and we have the option to construct an addition building adjacent to Specialty Foods’ processing facility to install additional smoker-oven systems.   The term of the agreement is ten years from October 30, 2009, with an option to extend the agreement for three additional 10-year periods (subject to early termination in the event of default).

With respect to meat, fish and other raw materials used to make our products, we require that all of our raw beef, pork, lamb and poultry be raised without growth hormones, steroids and antibiotics, and our salmon is “open-pen” farmed naturally from Canadian rivers.  Market prices for meat, fish and other food items are subject to constant fluctuation and frequent shortages of item availability, which we expect to mitigate through contract purchasing.  We have established strategic supply relationships with Special Foods and Marine Harvest, a supplier of fish products, that we believe will enable lower market prices as we grow and achieve economies-of-scale.

Canadian & Kosher Meat & Fish Production

We intend to form two subsidiary companies to handle production of meat and fish for specific channels of distribution.  We intend to install a smoker-oven system into the processing facility of a fish company located in Canada, which will enable us to produce and market “wild” salmon and other fish for distribution into the Canadian region as well as into Asia and Europe.  We expect this Canadian processing arrangement to be consummated in late 2011, subject to the availability of capital.

We have created the Smoky Kosher brand for production and marketing of a line of fully-certified kosher smoked foods, which will be distributed by Internet sales and in-store retail merchandising, as well as export sales to Israel and other international regions.  At this time, we plan to install a smoker-oven system into the facility of a kosher meat processor to launch our Smoky Kosher operation, with expansion of the kosher production to be built from an addition to Specialty Foods facility.

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

Smoked Food Products

Below is our line of smoked foods that we expect to produce under the Smoky Market retail brand, with certain of these items intended to also be featured in our BarBQ Diner concept and Smoky Kosher marketing operations.

Our line of wood-smoked foods presently includes the follow:

Entrée Items (Individual serving portions that are ready to “heat’n serve”)

•	Pork Loin Baby Back Ribs
•	Pork Country-Style Ribs
•	Pork Loin Chop
•	Beef Spare Ribs
•	Carved Boneless Chicken Breast
•	Jumbo Chicken Thigh
•	Cornish Game Hen
•	Turkey Breast, Thigh & Leg
•	Rack Of Lamb & Lamb Chops
•	Duck
•	Salmon & Trout

Sliced, Pulled or Cut Smoked Foods (Sliced, pulled or cut from the bone and packaged in portion servings for sandwiches, or to add to salads, tacos, casseroles & soups)

•	Beef Sirloin Tri-Tip
•	Beef Brisket
•	Corned Beef Brisket
•	Pork Loin Roast
•	Pork Shoulder
•	Boneless Pork Leg
•	Carved Chicken Strips
•	Turkey Breast

Smoked Finger Foods (Delicate smoky treats for snacking fun & entertainment)

•	Beef & Pork Meatballs
•	Pork Country Rib Strips
•	Pork Ribletts
•	Carved Chicken Strips
•	Chicken Drummies (Regular & Teriyaki)
•	Lamb Ribletts Teriyaki

Side Order Foods

•	Hickory Smoke-BakedTM Beans
•	Creamy-Garlic Coleslaw Dressing & Veggie Dip
•	Southern-Style Barbecue Dipping Sauce

Marketing & Operations

Smoky Market Retail Distribution

We have completed a re-branding design of the Smoky Market logo and website, which depicts a more contemporary, gourmet quality appeal to the brand image.  The new website is expected to go live for on-line ordering of our Smoke-Baked Salmon, which is our introductory product, in the second half of 2011, with more items to be featured as our production capacity is expanded.  We consider the smoked salmon to be the most unique product we produce and consumer market trends show the consumption of salmon to be growing substantially due to its healthful benefits.

Smoky Market salmon will be offered from our new website at www.smokymarket.com for on-line ordering and shipping nationwide, and in the months to come we expect to place our attractive point-of-sale display merchandisers into selected traditional and non-traditional food buying venues that include supermarkets, chain beverage stores and national chain outlets of fitness gyms.

Internet Marketing With Affiliates

We have identified several affiliate companies and organizations with whom to affiliate for Internet marketing and promotion of our products.  With proceeds from proposed financing plans, we intend to launch a national marketing campaign with Smoky Market ads on prominent websites for promotion and ordering of our products.  We have identified potential national affiliates for Internet marketing that include an audience of dieters, RV users, tailgaters and gourmet food buyers.

Fulfillment &Distribution

Processed product produced at our Iowa facility is to be shipped to our fulfillment partner in Wisconsin, Neesvig, Inc., for fulfillment of orders placed on our website.  We have no fixed expense relative to production of product and fulfillment of Internet orders, which serves to substantially limit our costs while revenues begin to grow.  When we begin to establish distribution into retail store and chain venues, our plan is to ship product to regional distributors that will provide distribution services to these outlets.

General Information

Intellectual Property

We own the recipes for substantially all of our products, certain registered and unregistered trademarks and tradenames, including Smoky Market®, Smoke-Baked™, Smoky Kosher™, and BarBQ Diner™, along with design features related to the ovens used for smoking our products.  We have not registered any patents, but we expect to be able to secure certain patent rights for the diffusing system attached to our smoker-oven from the firebox.

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

Competition

We plan to compete principally in the retail packaged food industry until such time as we launch our BarBQ Diner foodservice operations.  In the retail packaged food segment, we expect our competitors will include the hundreds of established companies selling their smoked salmon over the Internet and in supermarkets.  Our food will compete on the basis of price, flavor, healthfulness and brand recognition.  We believe that our food will compete favorable with competing products in terms of flavor and healthfulness.  With respect to price, we expect our prices to be competitive with those of specialty stores and Internet sellers, but slightly above that of major retail chains that sell typical smoked meats with high concentrations of sodium, sugar and additives.   Many of our competitors will have stronger brand recognition than we do.

Research and Development

We do not have any historical research and development expenses.  We plan to add products to our lines as our business develops and expect that research, developing and testing of new or improved recipes and products will be an ongoing part of our business.

Employees

We currently have a total of three paid full-time employees and two paid part-time contractors, which include two officers (Edward C. Feintech, our CEO and Toni L. Adams, our Secretary), a quality-control operator of our smoker-oven system, and two executives, our Chief Financial Officer and our Chief Information Officer, providing services on a part-time basis as consultants for which they are paid in cash and/or stock.

Execution of our business plan as set forth above would, we believe, require the hiring of approximately 30 people over the next three years to staff our corporate management team, our regional offices, and our expanded production facility operations. The actual number of employees we will hire in the next 12 months depends upon our success in obtaining capital and how rapidly we can expand our operations.

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

The delay in reporting our financial statements are related events has had, and will continue to have, a material adverse effect on us.

Because of the delay in completing our financial statements for the year ended December 31, 2010, we have been unable to timely file our required periodic reports with the SEC.  This report is being filed after it was due.  We have not filed any Quarterly Reports on Form 10-Q since November 2010.  As a result of these events, we are unable to register securities for public offering and are out of compliance with the reporting requirements of the Securities Exchange Act of 1934.  In addition, many registered broker-dealers are not permitted to effect trades in our outstanding stock.   This is harming, and may continue to harm, the market for our common stock and our ability to raise capital.

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

As of December 31, 2010, we had $10 in cash and cash equivalents.  We need to obtain a significant amount of additional capital to implement our business plan and meet our financial obligations as they become due.  We may not be able to raise the additional capital needed or may be required to pay a high price for capital.  Factors affecting the availability and price of capital may include the following:

•	the availability and cost of capital generally;
•	our financial results, including our liquidity situation;
•	the market price of our common stock;
•	the experience and reputation of our management team;
•	market interest, or lack of interest, in our industry and business plan;
•	the trading volume of, and volatility in, the market for our common stock;
•	our ongoing success, or failure, in executing our business plan;
•	the amount of our capital needs; and
•	the amount of debt, options, warrants and convertible securities we have outstanding.

We may be unable to meet our current or future obligations or to adequately exploit existing or future opportunities if we cannot raise sufficient capital.  If we are unable to obtain capital for an extended period of time, we may be forced to discontinue operations.

Our auditors have included an explanatory paragraph in our financial statements regarding our status as a going concern.

Our audited financial statements included in this prospectus were prepared on the assumption that we will continue as a going concern.  Our independent registered public accounting firm has stated that it substantially doubts our ability to continue as a going concern in a report dated August 30, 2011. This doubt is based on the fact that we have had losses since inception, have a stockholders’ deficit and have had no material revenue generating operations since inception.

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

We have entered into a sale/leaseback transaction with respect to our smoker-oven, which creates risk of loss if we default and may inhibit our cash flow.

In July 2011,we entered into a Purchase and Lease Agreement with SMKY Asset Fund LLC, or the Lessor, related to our smoker-oven system.  Pursuant to this Purchase and Lease Agreement we sold the smoker-oven system to the Lessor and are required to pay rent equal to the lesser of (a) $0.20 per pound of product produced using the smoker-oven, or (b) the amount necessary to generate a 30% return on the sum of the purchase price and $5,000.  This rent will diminish our cash flow as we begin to generate revenue, and there is some risk that we will default under the lease and forfeit any right to use the smoker-ovens that are the foundation of our business.

We cannot repurchase the smoker-oven system until the first date after July 25, 2014 that the market price of our common stock has exceeded $0.50 for thirty trading days.  The repurchase price is a number of shares of common stock with a fair market value equal to 20 times the sum of (a) the purchase price, plus (b) $5,000.  If our market price does not exceed $0.50 for thirty trading days we will be unable to repurchase our smoker-oven system (and will be required to continue to pay rent), and any repurchase of the smoker-oven system will be dilutive to our shareholders.

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

In addition, as we expand into different geographic regions the success of our BarBQ Diner fast casual concept will be largely dependent upon the efforts of our regional presidents and local management.  We may be unable to locate qualified persons willing to be regional presidents or to manage local stores under the terms we expect to offer.  We may be required to increase salaries, benefits, and ownership beyond that anticipated, or management personnel we hire may have limited qualifications and may not perform as anticipated.  We may also experience rapid turnover and unexpected legal and other costs associated with our compensation and/or ownership programs for local management.  If we are unable to hire and maintain qualified, capable regional presidents and local management, we may experience lower revenues and higher costs than expected.

We expect to be dependent on third party affiliates to provide design, advertising, foodservice operations management, and franchising assistance in relation to our BarBQ Diners and to assist in development of our general operating and marketing plan.

We intend to engage well-established consulting firms for design, advertising, operations management and franchising to assist us in the development and execution of our BarBQ Diner plan.  If we are unable to engage and sustain long-term agreements with these operating affiliate firms, our ability to generate revenue will be delayed or reduced, and we may incur substantial costs in obtaining the necessary services to execute the roll out for our restaurants and kiosks.

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

We will be subject to regulation by federal agencies and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of our proposed BarBQ Diners. These regulations include matters relating to:

•	the environment;
•	building construction;
•	zoning requirements;
•	worker safety;
•	the preparation and sale of food and alcoholic beverages; and
•	employment.

Our facilities will need to be licensed and will be subject to regulation under state and local fire, health and safety codes. The construction of modular BarBQ Diners will be subject to compliance with applicable zoning, land use, and environmental regulations. We may not be able to obtain necessary licenses or other approvals on a cost-effective and timely basis in order to construct and develop modular BarBQ Diners in the future.

If we elect to serve alcohol to our customers, we will be required to comply with the alcohol licensing requirements of the federal, state, and municipal governments having jurisdiction where our BarBQ Diners are located.  Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages.  Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time.  Alcoholic beverage control regulations relate to numerous aspects of the daily operations of BarBQ Diners, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.  If we fail to comply with federal, state, or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our BarBQ Diners.

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

           We need to raise additional capital in order to roll out our business plan and expect to raise such capital through the issuance of preferred stock, common stock and/or convertible debt.  Because securities in private placements and other transactions by a company are often sold at a discount to market prices, this need to raise additional capital may harm the market price of our common stock.   In addition, the re-sale of securities issued in such capital-raising transactions, whether under Rule 144 or a re-sale registration statement, may harm the market price of our common stock.

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

Pursuant to an Option Agreement dated October 30, 2009, we have an option to purchase from Specialty Foods an approximately 15-acre parcel of real estate on which Specialty Foods is located in Webster City, Iowa during an approximately seven-year term at a purchase price equal to the greater of $3,000,000 (plus the cost of additional improvements) and the appraised value of property at the time the option is exercised.  If we exercise the option, we would be required to lease back to Specialty Foods the buildings in which it conducts its operations in exchange for rent of $10,000 per month, subject to certain adjustments.

In January 2008, we entered into an agreement relating to the 29 East Main Cafe, located at 29 East Main Street, Los Gatos, California 95030.  Under the terms of the purchase agreement, we acquired the existing leasehold improvements and equipment and assumed the existing lease.  We remodeled this location and opened it as a Smoky Market restaurant, but in March 2010 we closed the restaurant.  We have since ceased paying the rent payments on this property. We understand that the property was subsequently leased out by the fee owner effective February 2011.  A liability for the remaining lease payments due under the lease agreement has been recorded in the financial statements as part of the impairment loss described below.

Item 3.  Legal Proceedings.

We are not engaged in any legal proceedings, nor are we aware of any pending or threatened legal proceedings that, singly or in the aggregate, would reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4.  [Removed and Reserved]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price

The table below sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board and the Pink Sheets for the periods indicated.  Until November 2010, our common stock was quoted on the OTC Bulletin Board under the symbol SMKY.  Since that time, our common stock has been quoted on the Pink Sheets.

	High	Low
Quarter ended September 30, 2010 (through August 30, 2011)	$0.50	$0.10
Quarter ended June 30, 2010	$0.08	$0.01
Quarter ended March 31, 2010	$0.02	$0.01

Fiscal Year Ended December 31, 2010
Quarter ended December 31, 2010	$0.01	$0.005
Quarter ended September 30, 2010	$0.08	$0.07
Quarter ended June 30, 2010	$0.10	$0.01
Quarter ended March 31, 2010	$0.05	$0.01

Fiscal Year Ended December 31, 2009
Quarter ended December 31, 2009	$0.10	$0.02
Quarter ended September 30, 2009	$0.09	$0.04
Quarter ended June 30, 2009	$0.10	$0.02
Quarter ended March 31, 2009	$0.06	$0.03

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  Our common stock began quotation on the OTC Bulletin Board on September 11, 2007 and was removed from quotation thereon on November 16, 2010.

Outstanding Shares and Number of Stockholders

As of August 30, 2011, there were 103,627,246 shares of common stock issued and outstanding, which were held by approximately 300 holders of record and no shares of preferred stock outstanding.

Dividends

We have never declared or paid dividends on any class of equity securities, and we currently intend to retain any future earnings for use in our business and do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the company are authorized for issuance as of December 31, 2010:

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

Recent Sales of Unregistered Securities

Other than transactions previously reported, the Company offered and sold the following securities during the year ended December 31, 2010 without being registered under the Securities Act.

In October 2010, (i) in exchange for $500 in cash, we offered and sold to a related party 100,000 shares of common stock with a fair market value of $500 (or $0.005 per share) and warrants to purchase 100,000 shares of common stock at $0.05 per share, exercisable over three years; (ii) in exchange for $1,500 in cash, we offered and sold to a related party a total of 300,000 shares of common stock with a fair market value of $1,500 (or $0.005 per share) and warrants to purchase 300,000 shares of common stock at $0.05, exercisable over three years; (iii) in exchange for $1,500 in cash, we offered and sold to an individual 300,000 shares of common stock with a fair market value of $1,500 (or $0.005 per share) and warrants to purchase 300,000 shares of common stock at $0.05, exercisable over three years; and (iv) in exchange for financing services, we offered and sold to an individual 100,000 shares with a fair market value of $500 (or $0.005 per share).  The offer and sale of such shares of our common stock and warrants to purchase shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

In November 2010, in exchange for $1,500 in cash, we offered and sold to a related party 300,000 shares of common stock with a fair market value of $1,500 (or $0.005 per share) and warrants to purchase 300,000 shares of common stock at $0.05 per share, exercisable over three years.  The offer and sale of such shares of our common stock and warrants to purchase shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

In December 2010, in exchange for financing services, we offered and sold to an individual 350,000 shares with a fair market value of $3,500 (or $0.010 per share).  The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

We plan to generate revenue principally from sales of our smoked foods through the operations of two channels of distribution: sales of retail packaged product sold over the Internet and retail display merchandisers, and development of a chain of franchised fast-casual restaurants that are modular, pre-fabricated buildings.  A key operating element in our restaurant business model is the culinary systemization we have created – through mass production – designed for highly specialized and profitable foodservice operation within a very small footprint of space.    We are able to deliver food of consistent size, taste and quality without the need to install smoking ovens for on-site cooking or to train skilled cooks to handle raw product at numerous locations.  We believe this will permit our development of national chain operations with substantially reduced costs relative to investment, labor and product shrinkage.

We produce our smoked foods under an agreement with Specialty Foods, a commercial meat processor in whose USDA facility we placed out first wood-burning oven system, which is capable of producing a minimum of approximately 100,000 pounds of smoked meat and fish per month.  To demonstrate the systemization of our foodservice menu operation, we opened a 1,000 square foot Smoky Market restaurant in October 2009, which was located in Los Gatos, California and featured a selection of certain of our smoked meat and fish that was prepared within a kitchen area of 150 square feet.  However, after less than five months of testing, we chose to close the restaurant due to insufficient traffic in the area resulting from the down-turn in the economy.  As a result of this experience, we plan to launch our restaurant concept using only pre-fabricated modular buildings that can easily be relocated should a property venue not turn out to be a viable location.

In the second half of 2011, we plan to commence retail sales from our new Internet website, which will enable food buyers from across the country to order our products on-line and to receive their order within just a few days.  Our Internet marketing and operating plan incorporates the use of national organizations with whom to affiliate for promotion of Smoky Market products on their Internet sites, and for which services we would pay monthly advertising fees, but without having to pay sales commissions.

We have generated net losses in each fiscal year since our inception in the development of our business model.  In October 2009, we began to generate initial revenue from food sales at our Los Gatos, CA Smoky Market restaurant, but subsequently closed the restaurant.  As discussed in “Liquidity and Capital Resources” below, in June 2009 we received $1.5 million in capital financing, which we used toward opening the restaurant and completing the operating systems for our website to launch the Internet business.  We estimate that we will need up to $5 million of additional financing in order to accomplish our plans for launch and expansion as follows:  $1 million for our Internet marketing affiliations and $4 million for expansion of production capacity relative to Specialty Foods and the Canadian and kosher smoker oven systems to be installed.  We expect such proceeds to be provided by our forthcoming private financing transaction.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $10 and a working capital deficit of $1,114,905, as compared to cash and cash equivalents of $110,646 and a working capital deficit of $325,110 as of December 31, 2009.

To finance the expansion of our Internet retail operations and BarBQ Diner concept, we intend to seek additional financing in the second half of 2011.  Given that we are not yet in a positive cash flow or earnings position, the options available to us are fewer than to a positive cash flow company and generally do not include bank financing.  To raise additional capital, we expect to issue equity securities, including preferred stock, common stock, warrants and/or convertible securities. We do not have any commitments from any party to provide required capital and may, or may not, be able to obtain such capital on reasonable terms or at all.

In a March 2010 transaction with 70 Limited LLC, we received $150,000 in cash for a promissory note in the amount of $150,000 together with a warrant to purchase up to 450,000 shares of our common stock.  Under the terms of the promissory note, we were obligated to make payment on the full principal amount, plus interest accruing at 10% per year, by March 5, 2011, and we could prepay any amount of principal or interest at any time without penalty.

In August, 2010, the Company and 70 Limited LLC agreed to refinance the note.  Pursuant to the agreement, both loans were combined, along with accrued interest, forming a new loan with a maturity date of August 18, 2020.  The note will accrue interest at a 10% annual rate until repaid.  Prior warrants were revised to allow for exercise at $.05 per warrant as opposed to the previous $.15.  The term for exercising the warrants was adjusted to ten years as opposed to five years on the cancelled warrants.  The new warrants were valued based on the Black-Scholes method using a risk-free rate of return of .15% and volatility of 347%.

During 2010, principal uses of cash were approximately $300,000 to finance operating losses and approximately $5,000 for equipment.

Expected minimum capital expenditures during the remainder of 2011 of $750,000 are required for the Company to launch its on-line sales operations and would include expenditures for advertising, inventories and general operating expenses.

Assuming the success of our initial Internet retail operations and our subsequent BarBQ Diner restaurant concept, which are expected to utilize a substantial portion of our existing production capacity, we anticipate the need to invest as much as $1,500,000 to create additional production capacity at Specialty Food’s production facility to support our expanded marketing operations.  This will most likely require the construction of an additional building adjacent to Specialty Food’s existing production space for more ovens and packaging equipment.  We have entered into agreements with Specialty Foods under which we were granted an option to construct an up to 80 thousand square foot building on its property to accommodate additional smoker ovens and equipment and an option to purchase the 15-acre campus on which Specialty Foods operates if needed to accommodate growth of the Company’s business (subject to an obligation to lease back to Specialty Foods its processing facility). We anticipate that the financing to pay for the proposed building addition will be generated from a combination of our sales and additional financing transactions involving debt or equity securities.  If we are unable to obtain financing to construct the building addition as planned, we will be forced to significantly curtail our proposed expansion, and our ability to grow revenue will be halted until increased capacity can be created.

In July 2011, in order to raise capital in order to complete our 2010 audit, complete this report and continue our operations, we entered into a Purchase and Lease Agreement (the “Sale/Lease Agreement”) with SMKY Asset Fund LLC (the “Lessor”) related to our smoker-oven system.  Pursuant to the Sale/Lease Agreement, we sold the smoker-oven system to the Lessor for a purchase price equal of $170,000, subject to increase by the Lessor prior to January 25, 2012 subject to a maximum of $500,000.  In addition, we are required to issue to Lessor a warrant to purchase a share of common stock for  each $1.00 in purchase price paid.  The warrant has an exercise price of $0.50 per share, a five-year term and includes net exercise provisions. We leased back the smoker-oven system for rent equal to the lesser of (a) $0.20 per pound of product produced using the smoker-oven, or (b) the amount necessary to generate a 30% return on the sum of the purchase price and $5,000.  The Sale/Lease Agreement has a 10-year term, provided that we may repurchase the smoker-oven system at any time after July 25, 2014 that the market price for our common stock has exceeded $0.50 for thirty trading days.  The repurchase price is a number of shares of common stock with a fair market value equal to 20 times the sum of (a) the purchase price, plus (b) $5,000.

Results of Operations

Our revenues from operations decreased while our operating expenses increased in 2010.  The revenue decrease was due primarily to a decrease in restaurant sales between 2009 and 2010.  The operating expense increase was due to an impairment loss on assets in 2010 and to increases in stock-based compensation in the payment of salaries, professional services, and financing activities, as summarized and discussed below.  Also, our working capital deficiency increased from 2009 to 2010 as summarized and discussed below.

Revenues and Expenses.  Our operating results for the years ended December 31, 2010 and 2009 are summarized as follows:

	For the years ended
	December 31, 2010	December 31, 2009
Sales	$14,313	$42,673
Restaurant Operating Costs	$180,803	$126,611
Net Operating Loss	$(166,490)	$(83,938)
General & Administrative Expenses
Salaries, Wages & Benefits	$235,047	$379,263
Professional Fees	$227,181	$195,651
Rent	$71,846	$109,087
Write off of Smoky Market license	-	$28,333
Depreciation/amortization	$125,587	$144,548
Stock based compensation
Salaries, Wages & Benefits	$72,562	$26,657
Professional	$55,159	$2,905
Financing	$39,561	$13,532
Marketing	$12,143	$5,871
Impairment loss on assets	$995,493	-
Other	$82,393	$140,059
Total General & Administrative Expenses	$1,916,971	$1,045,906
Operating Loss	$(2,083,461)	$(1,129,844)
Other Expense – Net	$(237,295)	$(121,254)
Net (Loss)	$(2,320,756)	$(1,251,098)

Sales decreased by $28,360 from $42,673 in 2009 to $14,313 in 2010, while general and administrative expenses increased by $871,065, from $1,045,906 in 2009 to $1,916,971 in 2010.  Our operating loss increased by $953,617, from $1,129,844 in 2009 to $2,083,461 in 2010.  The decreased revenues were accompanied by an increase in restaurant operating costs from $126,611 in 2009 to $180,803 in 2010.  The increased restaurant operating costs were due primarily to a loss from charge-off of expired inventory in the amount of $117,224 in 2010, with no such loss in 2009, which loss more than offset decreases in restaurant operating costs from food, beverage and packaging, and labor and related costs.

The increase in general & administrative expenses was due primarily to an impairment loss on restaurant assets and increases in professional fees and stock-based compensation.  We incurred an impairment of restaurant assets in the amount of $995,493 in 2010, with no such impairment in 2009.  This impairment related to the closure of the Company’s restaurant in Los Gatos California in 2010. Professional fees increased by $31,530 from $195,651 in 2009 to $227,181, due primarily to the Company’s utilization of a financial consultant in 2010.  Stock-based compensation in the category of salaries, wages & benefits – related parties increased by $45,905 from $26,657 in 2009 to $72,562 in 2010, stock-based compensation in the category of professional services increased by $52,254 from $2,905 in 2009 to $55,159 in 2010, and stock-based compensation in the category of financing activities increased by $26,029, from $13,532 in 2009 to $39,561 in 2010.  Overall, total stock-based compensation expense increased by $124,188, from $43,094 in 2009 to $167,282 in 2010.  The overall increase in stock-based compensation expense is due primarily to stock-based compensation being exchanged instead of cash for services and financing.

The increase in impairment of restaurant assets and expenses associated with stock-based compensation were partially offset by decreases in expenses relating to salaries, wages and benefits, rent, depreciation and amortization, other expenses, and a write off of a license.  Expenses associated with salaries, wages and benefits decreased by $144,216, from $379,263 in 2009 to $235,047 in 2010.  The decrease in salaries, wages and benefit expenses is due primarily to the decrease in staffing associated with the Company’s restaurant operations as such operations have ceased.   Rent expenses decreased by $37,241 from $109,087 in 2009 to $71,846 in 2010, due primarily to the closing of our Los Gatos restaurant in 2010.  Depreciation and amortization expense decreased by $18,961 from $144,548 in 2009 to $125,587 in 2010, due primarily to the impairment loss recognition on restaurant and related assets, wherein such assets are immediately written off and depreciation is no longer recorded.  Other expenses decreased by $57,666, from $140,054 in 2009 to $82,393 in 2010.  The decrease in other expenses was due primarily to curtailed Company activity after the restaurant closure.  We incurred an expense in the amount of $28,333 in 2009 relating to the write off of a license, with no such write off being incurred in 2010.

In the opinion of our management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Working Capital.  Our working capital for the years ended December 31, 2010 and 2009 is summarized in the table below.  For the categories of current assets and current liabilities, the line items included in the table below represent selected components of each category that are material to an understanding of our working capital deficiency.  For a complete listing of all components of each category please refer to the financial statements accompanying this Report.

	As of December 31:
	December 31, 2010	December 31, 2009
Current Assets
Cash	$10	$110,646
Prepaid Expenses	-	$11,609
Inventory	-	$117,270
Total Current Assets	10	$239,525

Current Liabilities
Accounts payable	$501,960	$136,758
Accounts payable – related parties	$125,107	$106,457
Accrued Payroll costs	$396,348	$244,537
Short-term advances	$91,500	$75,000
Other current liabilities	-	$1,883
Total Current Liabilities	$1,114,915	$564,635

Working Capital Deficiency	$(1,114,905)	$(325,110)

Our working capital deficiency increased by $789,795, from $325,110 in 2009 to $1,114,905 in 2010.  The increase in our working capital deficiency was primarily due to (i) a decrease in our cash of $110,636, from $110,646 in 2009 to $10 in 2010, (ii) a decrease in prepaid expenses and inventory, from $11,609 and $117,270, respectively, to $0 for each category in 2010, (iii) an increase in accounts payable of $365,202, from $136,758 in 2009 to $501,960, and (iv) an increase in liabilities due to employees of $151,811, from $244,537 in 2009 to $396,348 in 2010.  The decreases in cash, prepaid expenses and inventory are due primarily to the closure of the Los Gatos restaurant, and the increases in accounts payable and liabilities due to employees is due primarily to the Company’s inability to pay operating expenses from available cash.

Cash Flows.  Our cash flows for the years ended December 31, 2009 and 2010 are summarized as follows:

	For the years ended
	December 31, 2010	December 31, 2009
Net Cash (Used) in Operating Activities	$(301,217)	$(1,172,928)
Net Cash (Used) by Investing Activities	$6,581	$(351,475)
Cash Provided by Financing Activities	$184,000	$1,634,767
Net Increase (Decrease) in Cash	$(110,636)	$110,364

Cash, Beginning of Year	$110,646	$282
Cash, End of Year	$10	$110,646

In 2010, we used $301,217 in cash in our operating activities, primarily relating to finance operating losses; we generated $6,581 in cash in our investing activities, primarily relating to the use of existing deposits to offset operating costs; and we generated $184,000 in cash from financing activities, primarily due to the issuance of a new promissory note and advances from individuals.

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

Impairment of Long-Lived Assets

           The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value.  Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  Management estimated and recorded an impairment loss at March 31, 2010 relating to the closure of a restaurant in Los Gatos, California. The loss calculation was based on a pending offer on the property.  During the three months ended June 30, 2010, the offer was rescinded, so Management recorded an additional impairment loss for the three months ended June 30, 2010.  During the last half of the year ended December 31, 2010, the Company recorded additional impairment losses for all operating assets due to the uncertainty of future operating cash flows from such assets.  Additionally, the Company sold certain items, receiving $9,125.  The total impairment loss was $995,493 and $0 for the years ended December 31, 2010 and 2009, respectively.

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

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  This conclusion is based in part on the fact that the Company did not complete this Report and related audits within required time periods.

Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures.  The objectives of internal control include providing management with reasonable, but not absolute, assurance that the records of the Company accurately and fairly reflect the transactions and dispositions of the Company’s assets; assets are safeguarded against loss from unauthorized use or disposition; and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with United States generally accepted accounting principles.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.  Our management’s finding of ineffective internal control over financial reporting results primarily from the fact that the Company has only two full time employees, which is not a sufficient number to implement industry-standard internal controls.  Subject to the Company’s ability to obtain financing and hire additional employees, the Company expects to be able to design and implement effective internal controls in the near future.

Changes in Internal Controls

During the last fiscal quarter ended December 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position
Edward C. Feintech	64	Founder, Promoter, President, Chief Executive Officer and Chairman of the Board
Scott L. Bargfrede	54	Director
Shane A. Campbell	53	Director and Chief Financial Officer*
Dennis A. Harrison	63	Chief Information Officer*
___________________
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

Mr. Feintech has been appointed as a director in light of his experience in the smoked-meat and restaurant industries, his role as our Chief Executive Office and his company-specific knowledge.

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

Mr. Bargfrede has been appointed as a director in light of his experience in financial and banking industry.

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

Mr. Campbell has been appointed as a director in light of his experience in financial, auditing and related business matters and his company-specific knowledge.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors to file reports concerning their ownership of Common Shares with the SEC and to furnish the Company with copies of such reports.  Based solely upon the Company’s review of the reports required by Section 16 and amendments thereto furnished to the Company, the Company believes that all reports required to be filed pursuant to Section 16(a) of the Exchange Act during 2010, were filed with the SEC on a timely basis except as follows: (a) Form 4 for Edward Feintech, an officer and director, was due on June 23, 2010, but was filed on August 5, 2010; (b) Form 4 for Scott Bargfrede, a director, was due on July 28, 2010, but was filed on August 19, 2010; (c) Form 4 for Scott Bargfrede, a director, was due on October 19, 2010 but has not been filed; and (d) Form 4 for Harvey Hoffenberg, an officer, was due on December 27, 2010 but has not been filed.

Code of Ethics

We have not adopted a code of ethics.  Although we expect to adopt a code of ethics during 2011, we have not done so to date because we believe that, in light of our limited capital and operations, expending the resources on developing a formal code of ethics would not be in the best interest of shareholders.  As we obtain the capital to establish more significant operations, we expect to begin developing more comprehensive policies and procedures appropriate to our size and stage.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation for the fiscal years ended December 31, 2009 and December 31, 2010 paid or accrued by us to or on behalf of our Chief Executive Officer, as well as our two most highly compensated executive officers, if any, whose aggregate compensation for fiscal years 2009 or 2010 exceeded $100,000 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward C. Feintech, CEO, President and Director	2010	175,000	--	31,500	--	--	--	--	206,500
	2009	175,000	--	--	--	--	--	--	175,000

Shane A. Campbell, CFO and Director(1)	2010	50,400(1)	--	--	30,027	--	--	--	80,427
	2009	101,990(1)	--	--	--	--	--	--	101,990
______________
(1)  Mr. Campbell is currently serving as a part-time Chief Financial Officer/Consultant; his services are provided on an as-needed basis. Compensation is accrued and then paid as cash becomes available.

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

On June 21, 2010, Mr. Feintech was granted 2,250,000 shares of common stock as additional compensation.  Such shares were valued at $0.14, for total compensation of $31,500.

On May 17, 2010, Mr. Campbell was granted 1,500,000 warrants to purchase common stock at a strike price of $0.05.  The fair value per common share was $0.02.  The warrant term extends five years through May 16, 2015.  The warrants were valued at $30,027 using the Black-Scholes method, assuming a risk-free rate of return of .12% to .15% and a volatility of 347%.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding equity awards held by the Named Executive Officers as of December 31, 2010:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Edward C. Feintech, CEO, President and Director	325,000(1)	--	N/A	$0.10	May 31, 2013	N/A	N/A	N/A	N/A
Edward C. Feintech, CEO, President and Director	425,000(1)	--	N/A	$0.10	May 31, 2014	N/A	N/A	N/A	N/A
Shane A. Campbell, CFO and Director	162,500(1)	--	N/A	$0.10	May 31, 2014	N/A	N/A	N/A	N/A
Shane A. Campbell, CFO and Director	1,500,000(2)	--	N/A	$0.05	May 16, 2015	N/A	N/A	N/A	N/A
______________
(1)  Options vested 25% on May 31, 2007 and 1/48th each month thereafter until fully vested.
(2)  No vesting requirement.

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

No directors received any compensation, including option awards, for their service as directors for the Company, during the fiscal year ended December 31, 2010.  Information with respect to the compensation of Edward C. Feintech, our Chief Executive Officer and President, is set forth in the tables above.

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

Compensation Committee Interlocks and Insider Participation

The Company has no compensation committee or other board committee performing equivalent functions.  Edward C. Feintech, an officer of the Company as well as chairman of the board of directors, participated in deliberations of the Company’s board of directors concerning executive officer compensation during 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of August 30, 2011 and as adjusted to reflect the sale of the shares of our common stock offered hereby, by:

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

Name of Executive Officer or Director	Amount and Nature of Beneficial Owner		Percent (1)
Edward C. Feintech Chairman, President and CEO	18,080,785	(2)	16.74%
Scott L. Bargfrede, Director	1,278,916	(3)	1%
Shane A. Campbell, Director and CFO	2,047,655	(4)	2%
Dennis Harrison, CIO	2,519,442	(5)	2%
All Officers and Directors as a Group (4 persons)	21,426,798	(6)	19.84%

Name of 5% Stockholder
Smoky Systems, LLC 800 Estates Dr. #100, Aptos, CA 95003	5,067,386	(7)	5%
70 Limited, LLC 3554 Wild Cherry Court, Las Vegas, NV 89121	17,190,426	(8)	14%
_____________________
* Represents less than 1% of the outstanding shares of common stock.

(1) The percentages set forth above have been computed assuming the number of shares of common stock outstanding equals the sum of (a) 103,627,246, which is the number of shares of common stock actually outstanding on August 30, 2011, and (b) shares of common stock subject to options, warrants, convertible notes and similar securities exercisable or convertible for common stock within 60 days of such date held by the person with respect to percentage is computed (but not by any other person).
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
(8) Based on the Company’s internal records reflecting the stock ownership of 70 Limited, LLC.  Includes 2,302,500 shares issuable upon the exercise of warrants.  Tertia Dvorchak is the manager of 70 Limited, LLC and, as such, has voting and investment control over these securities.  Tertia Dvorchak disclaims beneficial ownership of the securities held by 70 Limited, LLC.

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth above in Item 5 under “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Arrangements with Officers, Directors and Promoters

Set forth below is a description of certain transactions entered into since January 1, 2010, or presently contemplated, with any officer, director, affiliate or other related person:

Our directors have set the initial salary or consulting fee of certain of our officers as follows (in each case pending availability of capital):

Name	Base Salary or Consulting Fee Per Annum
Edward C. Feintech, President & CEO	$175,000
Shane Campbell, CFO	as needed*
Dennis Harrison, CIO	as needed
________________
* Currently serving as a part-time Chief Financial Officer/Consultant; services are provided on an as-needed basis and salary is being accrued and then paid as cash becomes available.

Relationships with Significant Stockholder

Smoky Systems, LLC beneficially owns approximately 5% of our common stock as of August 30, 2011, and its manager is Henning Madsen.  The following affiliates of our company own the following percentage of the outstanding equity interests of Smoky Systems:

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

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The Company’s independent auditor for the years ended December 31, 2009 and 2010 was Seale and Beers, CPAs, and the aggregate fee for auditing in those years was $10,000 and $20,758, respectively.

Audit Related Fees

The aggregate fees for professional services for assurance and other audit related services was $10,000 for the fiscal year ended December 31, 2009 and $20,758 for the fiscal year ended December 31, 2010.

Tax Fees

There were no fees paid to Seal and Beers, CPAs, for tax-related professional services for the year ended December 31, 2010 or the fiscal year ended December 31, 2009.

All Other Fees

Seale and Beers, CPAs, did not provide to the Company any other material services during the fiscal year ended December 31, 2010 or the fiscal year ended December 31, 2009.

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

Item 15.  Exhibits and Financial Statement Schedules.

Exhibit No.	Exhibit	Incorporated by Reference/Filed Herewith
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Amendment No. 3 to Registration Statement on Form SB-2 filed on August 24, 2007, File No. 333-143008
3.2	Bylaws	Incorporated by reference to Amendment No. 3 to Registration Statement on Form SB-2 filed on August 24, 2007, File No. 333-143008
4.1	Form of Common Stock Certificate	Incorporated by reference to Amendment No. 3 to Registration Statement on Form SB-2 filed on August 24, 2007, File No. 333-143008
4.2	Series 2008A Warrant dated September 8, 2008	Incorporated by reference to the Current Report on 8-K filed on September 10, 2008, File No. 000-52158
4.3	Series 2009B Warrant dated May 29, 2009	Incorporated by reference to the Current Report on 8-K filed on June 4, 2009, File No. 000-52158

4.4	Series 2009C Warrant dated October 30, 2009	Incorporated by reference to the Current Report on 8-K filed on November 6, 2009, File No. 000-52158
4.5	Warrant dated March 5, 2010	Incorporated by reference to the Current Report on 8-K filed on March 19, 2010, File No. 000-52158
4.6	Series 2011C Warrant dated August 25, 2011	Filed herewith
10.1	2006 Stock Incentive Plan	Incorporated by reference to Registration Statement on Form 10-SB filed on February 16, 2007, File No. 000-52158
10.2	Form of NonStatutory Stock Option Agreement	Incorporated by reference to Registration Statement on Form 10-SB filed on February 16, 2007, File No. 000-52158
10.3	Employment Agreement dated May 10, 2007 with Edward C. Feintech	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 14, 2007, File No. 000-52158
10.4	Consulting Agreement dated May 1, 2008 with International Monetary	Incorporated by reference to the Current Report on 8-K filed on May 8, 2008, File No. 000-52158
10.5	Promissory Note dated September 8, 2008	Incorporated by reference to the Current Report on 8-K filed on September 10, 2008, File No. 000-52158
10.6	Note and Share Purchase Agreement dated January 27, 2009 with 70 Limited LLC	Incorporated by reference to the Current Report on 8-K filed on February 2, 2009, File No. 000-52158
10.7	Note, Share and Warrant Purchase Agreement dated May 28, 2009 with 70 Limited LLC and The Jimma Lee Beam Revocable Trust	Incorporated by reference to the Current Report on 8-K filed on June 4, 2009, File No. 000-52158
10.8	Promissory Note dated May 29, 2009	Incorporated by reference to the Current Report on 8-K filed on June 4, 2009, File No. 000-52158
10.9	License Termination and Asset Transfer Agreement dated June 30, 2009 with Smoky Systems, LLC	Incorporated by reference to the Current Report on 8-K filed on July 7, 2009, File No. 000-52158
10.10	Option Agreement dated October 30, 2009 with Mary Ann’s Specialty Foods, Inc.	Incorporated by reference to the Current Report on 8-K filed on November 6, 2009, File No. 000-52158
10.11	Second Amended and Restated Processing Agreement dated October 30, 2009 with Mary Ann’s Specialty Foods, Inc.	Incorporated by reference to the Current Report on 8-K filed on November 6, 2009, File No. 000-52158
10.12	Consulting Agreement dated October 30, 2009 with William Korleski	Incorporated by reference to the Current Report on 8-K filed on November 6, 2009, File No. 000-52158
10.13	Note and Warrant Purchase Agreement dated March 5, 2010 with 70 Limited LLC	Incorporated by reference to the Current Report on 8-K filed on March 29, 2010, File No. 000-52158

10.14	Secured Promissory Note dated March 5, 2010	Incorporated by reference to the Current Report on 8-K filed on March 29, 2010, File No. 000-52158
10.15	Security Agreement dated March 5, 2010	Incorporated by reference to the Current Report on 8-K filed on March 29, 2010, File No. 000-52158
10.16	Executive Consulting Agreement dated March 25, 2010 with Harvey Hoffenberg	Incorporated by reference to the Annual Report on Form 10-K filed on April 15, 2010
10.17	Purchase and Lease Agreement dated July 25, 2011 with SMKY Asset Fund, LLC	Filed herewith
23.1	Consent of Independent Registered Public Accountants	Filed herewith
24	Power of Attorney	Included on the signature page hereof
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SMOKY MARKET FOODS, INC.

By:       /s/   Eddie Feintech
Eddie Feintech
Chief Executive Officer

Date: September 1, 2011

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

Signature	Title	Date
/s/ Edward C. Feintech Edward C. Feintech	Chief Executive Officer, President and Chairman (Principal Executive Officer)	September 1, 2011

/s/ Shane Campbell Shane Campbell	Director, Chief Financial Officer (Principal Financial and Accounting Officer)	September 1, 2011

/s/ Scott L. Bargfrede Scott L. Bargfrede	Director	September 1, 2011

SMOKY MARKET FOODS, INC.
Financial Statements
December 31, 2010 and 2009

SMOKY MARKET FOODS, INC.
Balance Sheets

	As of December 31:
	2010	2009
ASSETS:
Current Assets
Cash	$10	$110,646
Prepaid expenses	-	11,609
Inventory	-	117,270
Total Current Assets	10	239,525
Property & Equipment, net of accumulated depreciation	-	750,406
Other Assets
Prepaid consulting contract	-	50,000
Real estate option	-	75,000
Deposits	183	11,616
Total Other Assets	183	136,616
Total Assets	$193	$1,126,547

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities
Accounts payable	$501,960	$136,758
Accounts payable - related parties	125,107	106,457
Accrued payroll costs	396,348	244,537
Short-term advances	91,500	75,000
Other current liabilities	-	1,883
Total Current Liabilities	1,114,915	564,635
Long-term Liabilities
Promissory notes payable to a related party, including accrued interest, less amortized discount	2,137,819	1,880,056
Total Liabilities	3,252,734	2,444,691

Stockholders' Equity (Deficit)
Preferred Stock, par value $.001, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, par value $.001, 200,000,000 shares authorized: issued and outstanding 93,977,246 and 86,963,746 at December 31, 2010 and 2009, respectively	93,978	86,964
Deferred Stock-Based Compensation	(55,228)	(81,885)
Other paid-in capital	4,922,586	4,849,244
Additional paid-in capital for warrants	1,309,423	1,030,077
Accumulated deficit	(9,523,300)	(7,202,544)
Total Stockholders' Equity (Deficit)	(3,252,541)	(1,318,144)
Total Liabilities and Stockholders' Equity (Deficit)	$193	$1,126,547

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.
Statements of Operations

	For the Years Ended December 31:
	2010	2009
Sales
Restaurant sales, net of discounts	$13,966	$41,928
Internet sales	347	745
Total Sales	14,313	42,673

Restaurant Operating Costs
Loss from charge-off of expired inventory	117,224	-
Labor and related costs	28,959	48,260
Occupancy	19,887	21,646
Food, beverage and packaging	12,510	30,168
Other	2,223	26,537
Total Restaurant Operating Costs	180,803	126,611

Net Operating Loss	(166,490)	(83,938)

General & Administrative Expenses
Impairment of assets	995,493	-
Salaries, wages & benefits	235,047	379,263
Professional fees	227,181	195,651
Depreciation/amortization	125,587	144,548
Rent	71,846	109,087
Write off of Smoky Market license	-	28,333
Stock based compensation
Salaries, sages & benefits - related parties	72,562	26,657
Professional	55,159	2,905
Financing	39,561	13,532
Marketing	12,143	5,871
Other	82,392	140,059

Total General & Administrative Expenses	1,916,971	1,045,906

Operating Loss	(2,083,461)	(1,129,844)

Other Income (Expense)
Interest income	52	1,278
Gain on settlement of debt	-	19,353
Other income (loss)	(776)	-
Interest expense - related party	(236,370)	(125,533)
Interest expense	(201)	(16,352)

Other Expense - Net	(237,295)	(121,254)

Loss before Income Taxes	(2,320,756)	(1,251,098)

Income Taxes	-	-

Net (Loss)	$(2,320,756)	$(1,251,098)

(Loss) per Share:
Basic and Diluted	$(0.03)	$(0.02)

Weighted Average
Number of Shares	90,480,413	80,621,187

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.
Statements of Stockholder's Equity

	Common Stock		Deferred Stock-Based	Other Paid-in	Additional Paid-in	Accumulated	Total
	Shares	Amount	Compensation	Capital	Capital	Deficit	(Deficit)

Balance, January 1, 2009	67,422,820	67,423	(108,542)	4,424,630	862,895	(5,951,446)	(705,040)
Common stock issued for:
Consideration in financing	3,325,000	3,325	-	108,970	-	-	112,295
Consideration for investor relations services	103,000	103	-	2,802	-	-	2,905
Consideration for future consulting services	1,000,000	1,000	-	49,000	-	-	50,000
Consideration in financing	15,112,926	15,113	-	263,842	-	-	278,955
Warrants issued in conjunction with:
Consideration for debt restructuring	-	-	-	-	92,182	-	92,182
Consideration for option on real estate	-	-	-	-	75,000	-	75,000
Amortization of stock-based compensation			26,657				26,657
Net (Loss) for the Year Ended December 31, 2009						(1,251,098)	(1,251,098)
Balance, December 31, 2009	86,963,746	86,964	(81,885)	4,849,244	1,030,077	(7,202,544)	(1,318,144)
Common stock issued for:
Cash	3,100,000	3,100		14,400			17,500
Consideration for employee services	2,703,500	2,704		36,002			38,706
Consideration for professional services	510,000	510		14,240			14,750
Consideration in financing	700,000	700		8,700			9,400
Warrants issued in conjunction:
Professional services					58,603		58,603
Financing					220,743		220,743
Amortization of stock-based compensation			26,657				26,657
Net (Loss) for the Year Ended December 31, 2010						(2,320,756)	(2,320,756)
Balance, December 31, 2010	93,977,246	$93,978	$(55,228)	$4,922,586	$1,309,423	$(9,523,300)	$(3,252,541)

 The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.
Statements of Cash Flows

	For the Years Ended:
	December 31, 2010	December 31, 2009

Cash Flows from Operating Activities
Net (Loss)	$(2,320,756)	$(1,251,098)
Impairment loss on restaurant assets	995,493	-
Loss on sale of assets	875	-
Proceeds from sale of assets	9,125
Stock-based financing and compensation costs	165,282	43,094
Gain from non-cash settlement of bank overdraft	-	(19,353)
Depreciation and amortization	125,587	172,881
Current year interest	236,370	127,533
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in inventory	117,270	(95,143)
(Increase) decrease in other current assets	11,609	(11,609)
Increase (decrease) in accounts payable	208,001	(101,033)
Increase (decrease) in due to employees	151,811	(20,084)
Increase (decrease) in bank overdraft	-	(20,000)
Increase (decrease) in other accrued liabilities	(1,883)	1,884

Net Cash (Used) by Operating Activities	(301,217)	(1,172,928)

Cash Flows from Investing Activities
Purchase of property and equipment	(4,852)	(351,192)
Deposits and other asset purchases	11,433	(283)

Net Cash (Used) by Investing Activities	6,581	(351,475)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	17,500	-
Proceeds from issuance of promissory notes	150,000	1,650,000
Proceeds from (payments on) short term advances - net	16,500	-
Principal payments on capital lease obligations	-	(15,233)

Net Cash Provided by Financing Activities	184,000	1,634,767

Net Increase (Decrease) in Cash	(110,636)	110,364

Cash, Beginning of Year	110,646	282

Cash, End of Year	$10	$110,646

Supplemental Information:
Interest Paid	$-	$16,352

Income Taxes Paid	$-	$-

The interest disclosed in the cash flow from operating activities section above was interest accrued but unpaid on a promissory note as disclosed in Note 3.  The accrued but unpaid interest is added to the principal balance of the note.  This non-cash expense is added back in the cash flows from operating activities section above in order to arrive at cash flows from operating activities.

The accompanying notes are an integral part of these financial statements.

Smoky Market Foods, Inc.
Notes to Financial Statements
December 31, 2010 and 2009

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

Accounts Receivable

Management monitors the liquidity and creditworthiness of accounts receivable due from customers on an ongoing basis, considering industry and economic conditions and other factors.  These factors form the basis for calculating and recording an allowance for doubtful accounts, which is an estimate of future credit losses. The Company writes off individual accounts receivable against the bad debt allowance when the Company determines a balance is uncollectible.  Management has determined that the bad debt allowance is appropriately established at $-0- and $-0-, as of December 31, 2010 and December 31, 2009, respectively.

Inventory

Inventory consists of Smoky Market food items and branded packaging.  It is valued at the lower of cost or market using the average cost method.  Due to the cessation of operations and doubt about the Company’s ability to return to operations, all inventory was written off as of December 31, 2010.  Inventory was as follows at:

	December 31, 2010	December 31, 2009

Food and beverages	$-	$73,534
Packaging materials	-	28,740
Shipping materials	-	14,996
	$-	$117,270

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets’ estimated economic lives, which range from 3 to 25 years.  Property and equipment were as follows as of:

	December 31, 2010	December 31, 2009

Processing Equipment	$-	$104,771
Kiosks	-	90,205
Operating Equipment	-	142,783
Software	-	83,941
Office Equipment	-	34,307
Smallwares	-	23,746
Transportation Equipment	-	10,078
Leasehold Improvements	-	409,992
Warehouse Equipment	-	1,548
	-	901,371
Accumulated depreciation	-	(150,965)
	$-	$750,406

Leasehold improvements are capitalized and amortized over the remaining term of the leased facility.  The Company recorded $46,451 and $63,100 in depreciation expense relating to the assets above for the years ended December 31, 2010 and 2009, respectively.  $698,806 of net property and equipment was considered impaired and written off during the year ended December 31, 2010.  See “Impairment of Long-Lived Assets” disclosure below.

All property and equipment was determined by Management to be impaired as of December 31, 2010, and was therefore written off as an impairment loss for the year ended December 31, 2010.

Deposits

Deposits were as follows as of:

	December 31, 2010	December 31, 2009
Security deposits at leased real estate facilities	$-	$10,500
Other	183	1,116
	$183	$11,616

Advances

As of December 31, 2010 and December 31, 2009, the Company was indebted to several individuals for non-interest bearing, unsecured advances in the amounts of $91,500 and $75,000, respectively. $82,500 and $-0- of the advances are past due and in default as of December 31, 2010 and 2009, respectively.  2,035,000 shares of common stock and 150,000 warrants to purchase common stock were issued to the individuals as part of the advances still outstanding at December 31, 2010.  Management intends to repay the advances upon the realization of additional debt/equity financing in 2011.  Accordingly, the advances have been classified as current obligations.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010 and December 31, 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value.

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

It was determined during 2010 that all assets other than cash and deposits, both intangible and intangible, were a part of the same asset group.  That asset group involved the utilization of the smoker oven technology, and included the smoker oven, leased restaurant property, a real estate option to build another smoker oven, and a consulting contract with an individual who would assist the Company in deploying the smoker oven technology.  Future cash flows from this asset group could not be assured.  Accordingly, management decided to completely write-off these impaired assets during the year ended December 31, 2010.

Management estimated and recorded an impairment loss at March 31, 2010 relating to the closure of a restaurant in Los Gatos, California. The loss calculation was based on a pending offer on the property.  During the three months ended June 30, 2010, the offer was rescinded, so Management recorded an additional impairment loss for the three months ended June 30, 2010.

During the last half of the year ended December 31, 2010, the Company recorded additional impairments losses for all operating assets due to the uncertainty of future operating cash flows from such assets.  Additionally, certain of these were sold, receiving $9,125.  The total impairment loss was $995,493 and $-0- for the years ended December 31, 2010 and 2009, respectively.

Detail of the impairment losses were as follows for the years ended December 31:

Description	2010	2009

Property and equipment	$698,806	$-
Rent on abandoned restaurant lease	175,853	-
Real estate option	75,000	-
Prepaid consulting contract	45,833	-
Total Impairment Loss	$995,492	$-

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

Advertising Costs

All advertising costs are charged to expense as incurred or the first time the advertising takes place, unless it is direct-response advertising that results in probable future economic benefits.  Advertising expenses were $-0- and $100 for the years ended December 31, 2010 and 2009, respectively.

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

The provision for (benefit from) income taxes was comprised of:

	Year Ended December 31:
	2010	2009
Federal
Current, less Federal benefit for State	$(741,000)	$(399,000)
Deferred	-
State:
Current	(205,000)	(111,000)
Deferred
	(946,000)	(510,000)
Less Valuation Allowance	946,000	510,000
	$-	$-

The differences between Smoky Market's effective tax rate and the U.S. federal statutory regular tax rate are as follows:

	Year Ended December 31:
	2010	2009

Expense (benefit) at U.S. federal statutory rate	35.0%	35.0%
Expense (benefit) at state statutory rate	8.8%	8.8%
Other	-3.1%	-3.1%
Valuation allowance	-40.7%	-40.7%
	0.0%

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

The Company has experienced $9,523,300 in losses since inception. The Company has had minimal revenue generating operations since inception.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3.  NOTES PAYABLE TO RELATED PARTY

In September 2008, the Company received $500,000 from a trust in exchange for a $500,000 promissory note and 300,000 warrants to purchase the Company’s common stock.  The promissory note was non-interest bearing and due on September 30, 2010.  The warrants have an exercise price of $.15 per share and expire on the due date of the promissory note.  The warrants were valued at $9,172 using the Black-Scholes method, and classified as a note discount.

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

In June 2009, the above loans were combined, along with an additional $1,500,000 in proceeds, plus $2,000 in previously accrued interest, to form a new $2,152,000 loan.  The loan accrued interest at a 10% annual rate, with all principal and interest due and payable upon the two-year maturity on May 28, 2011.  A portion of the principal must be retired, under the terms of the note agreement, when/if the Company obtains in excess of $2 million of equity financing.  Fifty percent of any equity raised above $2 million must be used to pay down principal on this promissory note.  The lender received 11,587,926 common shares and 1,852,500 warrants to purchase common stock as additional compensation in the transaction.  The warrants have an exercise price of $.15 per share and expire in May 2014.  They were valued at $92,182 using the Black Scholes method and are being amortized over the two year life of the note along with the value of the common stock issued in connection with the debt.

The LLC acquired over 10% of the common stock of the Company as a result of the June 2009 transaction, and is therefore now deemed a related party.  However, the LLC does not have management control.  The transaction is therefore considered at “arm’s length.”

In March of 2010, the LLC loaned an additional $150,000 to the Company.  The loan bears interest at a 10% annual rate, is secured by tangible and intangible restaurant assets located in Los Gatos, California, and was due in March 2011.  The loan went into default due to the cancellation of a pending sale of restaurant property mentioned at Note 1 Impairment of Long-Lived Assets. The Company issued the LLC 445,000 warrants to purchase shares of common stock in connection with the loan.  The warrants are exercisable for five years through March 2005 at a $.15 exercise price.  The warrants were valued at $4,529 using the Black-Scholes method and recorded as stock based compensation – financing expense in the first quarter of 2010.

In August, 2010, the Company and the LLC agreed to refinance the debt.  Pursuant to the agreement, both loans were combined, along with accrued interest, forming a new loan with a maturity date of August 18, 2020.  The note will accrue interest at a 10% annual rate until repaid.  Prior warrants were revised to allow for exercise at $.05 per warrant as opposed to the previous $.15.  The term for exercising the warrants was adjusted to ten years as opposed to five years on the cancelled warrants.  The new warrants were valued based on the Black-Scholes method using a risk-free rate of return of .15% and volatility of 347%.  An incremental $26,058 in loan costs relating to the revised warrants was recognized as loan discount which will be amortized ratably over the ten-year life of the note.   Incremental loan expenses charged to earnings for the years ended December 31, 2010 and 2009 were $27,689 and $-0-, respectively.

The refinanced promissory note was determined as follows:

Prior Unsecured Promissory Note
Face amount of promissory note	$2,152,000
Accrued interest through June 30, 2010	233,133
Accrued interest, July 1 through August 18, 2010	28,890
Prior Secured Promissory Note
Face amount of promissory note	150,000
Accrued interest through June 30, 2010	4,877
New promissory note, due 8-18-2020	$2,568,900

The recalculated note discount was determined as follows:

New promissory note balance	$2,568,900
Add previous stock consideration (Black-Scholes value)	679,896
Add current warrant valuation, after change in terms	26,058
Total consideration given	3,274,854
Promissory note balance	2,568,900
Note balance percentage	78%
Discounted promissory note	2,015,127
Promissory note balance	2,568,900
Loan discount	553,773
Amortization of loan discount through 12-31-2010	27,689
Unamortized loan discount, 12-31-2010	$526,084

The net promissory note obligation was as follows as of:

	December 31, 2010	December 31, 2009
Face amount of note	$2,568,900	$2,152,000
Accrued interest	95,004	125,533
Less unamortized loan discount	(526,084)	(397,477)
	$2,137,819	$1,880,056

As discussed above, the LLC is considered a related party.  Related party expenses relative to these loans were as follows for the years ended:

	December 31, 2010	December 31, 2009

Interest expense	$236,370	$127,533
Amortization of loan discount	$74,969	$80,448

NOTE 4.  CAPITAL STOCK

Common Stock

On  April  18,  2006,  the  State  of  Nevada  authorized  the  Company  to  issue  a  maximum  of 200,000,000 shares of the Company’s common stock. The assigned par value was $.001.  On the same day, the Company issued 40,000,000 common shares to Smoky Systems, LLC, a Nevada LLC and related party, in exchange for certain assets.

Preferred Stock

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company’s preferred stock with a $.001 par value.  Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at  any  time outstanding.  No preferred shares had been issued as of December 31, 2010.

Stock Transactions:

The Company has engaged in numerous transactions whereby shares of common stock (description above) were issued in exchange for cash and/or services.  The Statement of Stockholders’ Equity provides a summary of such transactions.

A reconciliation of stock based compensation issued in 2011 is as follows:

Per Statement of Cash Flows

Stock based compensation	165,282
Modification of warrants capitalized as loan discount (non-cash)	203,576
		$368,858

Per Statement of Shareholders Equity

Common stock issued for:
Consideration for employee services	$38,706
Consideration for professional services	14,750
Consideration in financing	9,400
Warrants issued in conjunction:
Professional services	58,603
Financing, including warrant modification	220,743
Amortization of stock-based compensation	26,657
Rounding	(1)
		$368,858

The warrant modifications are further discussed at Note 3.

NOTE 5.  RELATED PARTY TRANSACTIONS

As of December 31, 2010 and 2009, the Company owed $125,107 and $106,457 to a related party for past operating expenses, respectively.  Such debt was reflected as related party trade payables on the balance sheets, bears no interest and has no formal repayment terms.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

The Company has defaulted on a long-term operating lease of real property previously used as a restaurant operation in Los Gatos, California.  All amounts due under the lease have been recognized as a liability and included in accounts payable.  Such amount were $187,307 and $-0- as of December 31, 2010 and 2009, respectively.
    .
Employment Contracts

Chief Executive Officer

Effective May 1, 2007, the Company entered into a three-year employment contract with the Chief Executive Officer (“CEO”).  Terms of the agreement included annual compensation of $175,000, a potential 80% bonus, a stock award of 1,500,000 common shares, 425,000 options to purchase common stock at $.10 per share, and an additional contingent 1,000,000 shares assuming that certain operating performance metrics are achieved.  The employment contract expired and has not yet been renewed as of the date of these financial statements.  The CEO and the Company have continued the same compensation structure subsequent to the expiration of the employment contract.

Chief Marketing Officer

Effective March 25, 2010, the Company retained an outsourced Chief Marketing Officer (“CMO”) under a cancelable five-year Executive Consulting Agreement.  Under the terms of the agreement, the CMO was entitled to 350,000 common shares as a signing bonus and variable monthly compensation based on a percentage commission on internet sales. Other than the signing bonus, no compensation was earned or paid under this agreement prior to being cancelled in March 2011.

Real Estate Option and Consulting Agreement

The Company entered into an agreement with Mary Anne’s Specialty Foods, Inc. (“Supplier”) in October 2009.  Under the terms of the agreement, the Company issued the Supplier 1,500,000 warrants to purchase the Company’s common stock at a $.15 exercise price, expiring in five years, in exchange for certain real property rights to purchase and build production facilities located on property presently owned by the Supplier.  The transaction was valued at $75,000 using the Black-Scholes Method.  The Company also issued 1,000,000 common shares to the Supplier in exchange for a three-year real estate related consulting contract that the Company may require in subsequent years in order to build the new facility described above. The transaction was valued at $50,000, and based on the $.05 per share fair value of the Company’s common shares on the date of the agreement. The values of the assets were considered impaired by Management and written off as an impairment loss at December 31, 2010.

Dispute with Contractor

Smoky Market previously retained the services of an independent financial consultant contractor (the “Contractor”).  The Contractor was terminated in 2009 and Company Management believes that a settlement was agreed to between the parties.  The Contractor now disputes the agreement, claiming additional amounts are owed.  The Company plans to contest the Contractor’s claim, but has recognized and recorded a liability in these financial statements equal to the full amount claimed by the Contractor.  The amount in dispute is $123,720.

NOTE 7.  COMMON STOCK OPTIONS AND WARRANTS

Common Stock Option Plan

The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan.  Information relating to options issued under this plan is as follows:

	Options and Stock Awards Available for Grant	Number of Shares	Weighted Average Option Exercise Price
Outstanding as of January 31, 2009	742,500	5,757,500	$0.10
Shares reserved	-	-	-
Options granted	-	-	-
Stock awards granted	-	-	n/a
Options exercised	-	-	-
Options canceled	-	-	-
Outstanding as of December 31, 2009	742,500	5,757,500	$0.10
Shares reserved	-	-	-
Options granted	-	-	-
Stock awards granted	-	-	n/a
Options exercised	-	-	-
Options canceled	-	-	-
Outstanding as of December 31, 2010	742,500	5,757,500	$0.10

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

Stock Options Outstanding
Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
1,887,500	2.57	$0.10

Stock Options Exercisable
Number of Options Exercisable	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
1,887,500	2.57	$0.10

Common Stock Warrants

The following is a summary of the status of all the Company's stock warrants as of December 31, 2010:

	Number of Warrants	Weighted Average Exercise Price
Ouststanding, January 1, 2009	300,000	0.15
Granted	3,352,500	0.15
Exercised	-	-
Cancelled	-	-
Ouststanding, December 31, 2009	3,652,500	0.15
Granted	9,152,500	0.06
Exercised	-	-
Cancelled	-	-
Ouststanding, December 31, 2010	12,805,000	$0.08

Warrants exercisable at December 31, 2010	12,805,000	$0.08

The following table summarizes information about stock warrants outstanding and exercisable at December 31, 2010:

Stock Warrants Outstanding
Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weigted- Average Exercise Price
4,102,500	3.60	$0.15
8,702,500	5.24	$0.05

Stock Warrants Exercisable
Number of Warrants Exercisable	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
4,102,500	3.60	$0.15
8,702,500	5.24	$0.05

Warrants issued in 2010 were valued and recorded pursuant to the Black-Scholes Method.  Assumptions used were an average risk-free rate of return of .12% to .15%, average expected stock price volatility of 347%, weighted average expected term of 6.01 years, and a weighted average fair value of $.01 per warrant.

NOTE 8.  SUBSEQUENT EVENTS

Management has evaluated the period subsequent to December 31, 2010 up to and including the date of the issuance of the financial statements for material subsequent events to disclose, and has determined that no such subsequent events exist.