Form 10-Q
period 2011-03-31
SMOKY MARKET FOODS INC
filed 2011-09-20
CIK 1370544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2011

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
☐  Yes   ☑  No

As of September 15, 2011, the registrant had 103,627,246 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SMOKY MARKET FOODS, INC.
Balance Sheets

	March 31, 2011	December 31, 2010
ASSETS:
Current Assets
Cash	$29	$10
Total Current Assets	29	10
Other Assets
Deposits	-	183
Total Other Assets	-	183
Total Assets	$29	$193

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities
Accounts payable	$502,767	$501,960
Accounts payable - related parties	125,107	125,107
Accrued payroll costs	446,553	396,348
Short-term advances	84,350	91,500
Other current liabilities	-	-
Total Current Liabilities	1,158,777	1,114,915
Long-term Liabilities
Promissory notes payable to a related party, including accrued interest, less amortized discount	2,216,413	2,137,819
Total Liabilities	3,375,190	3,252,734

Stockholders' Equity (Deficit)
Preferred Stock, par value $.001, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, par value $.001, 200,000,000 shares authorized: issued and outstanding 98,377,246 and 93,977,246 at March 31, 2011 and December 31, 2010, respectively	98,378	93,978
Deferred Stock-Based Compensation	(48,564)	(55,228)
Other paid-in capital	4,955,261	4,922,586
Additional paid-in capital for warrants	1,329,687	1,309,423
Accumulated deficit	(9,709,923)	(9,523,300)
Total Stockholders' Equity (Deficit)	(3,375,161)	(3,252,541)
Total Liabilities and Stockholders' Equity (Deficit)	$29	$193

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.
Statements of Operations

	For the Three Months Ended March 31:
	2011	2010
Sales
Restaurant Sales, Net of Discounts	$-	$13,966
Internet Sales	-	44
Total Sales	-	14,010

Restaurant Operating Costs
Food, beverage and packaging	-	20,896
Labor and related costs	-	28,959
Occupancy	-	19,887
Other	-	2,222
Total Restaurant Operating Costs	-	71,964

Net Operating Loss	-	(57,954)

General & Administrative Expenses
Impairment of restaurant assets	-	397,676
Salaries, wages & benefits	49,170	61,463
Depreciation/amortization	13,844	30,985
Professional fees	250	43,571
Rent	1,260	10,408
Stock based compensation
Salaries, Wages & Benefits - related parties	23,876	10,669
Professional	-	12,350
Financing	17,052	4,529
Marketing	-	11,993
Other	6,690	39,170

Total General & Administrative Expenses	112,142	622,814

Operating Loss	(112,142)	(680,768)

Other Income (Expense)
Interest income	-	51
Loss on conversion of related party debt	(9,825)	-
Other income (loss)	94	-
Interest expense to a related party	(64,750)	(54,868)

Other Expense - Net	(74,481)	(54,817)

Loss before Income Taxes	(186,623)	(735,585)

Income Taxes	-	-

Net (Loss)	$(186,623)	$(735,585)

(Loss) per Share:
Basic and Diluted	$(0.00)	$(0.01)

Weighted Average
Number of Shares	97,243,913	87,018,246

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.
Statements of Stockhoder's Equity

			Deferred	Other	Additional
	Common Stock		Stock-Based	Paid-in	Paid-in	Accumulated	Total
	Shares	Amount	Compensation	Capital	Capital	Deficit	(Deficit)

Balance, January 1, 2010	86,963,746	$86,964	$(81,885)	$4,849,244	$1,030,077	$(7,202,544)	$(1,318,144)
Common stock issued for:
Cash and cancellation of advances	3,100,000	3,100		14,400			17,500
Consideration for employee services	2,703,500	2,704		36,002			38,706
Consideration for professional services	510,000	510		14,240			14,750
Consideration in financing	700,000	700		8,700			9,400
Warrants issued in conjunction:
Professional services					58,603		58,603
Financing					220,743		220,743
Amortization of stock-based compensation			26,657				26,657
Net (Loss) for the Year Ended December 31, 2010						(2,320,756)	(2,320,756)
Balance, December 31, 2010	93,977,246	93,978	(55,228)	4,922,586	1,309,423	(9,523,300)	(3,252,541)
Common stock issued for:
Cash and cancellation of advances	2,650,000	2,650		20,425			23,075
Employee compensation	1,750,000	1,750		12,250			14,000
Warrants issued for:
Employee compensation					3,212		3,212
Financing					17,052		17,052
Amortization of stock-based compensation			6,664				6,664
Net (Loss) for the three months ended March 31, 2011						(186,623)	(186,623)
Balance, March 31, 2011	98,377,246	$98,378	$(48,564)	$4,955,261	$1,329,687	$(9,709,923)	$(3,375,161)

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.
Statements of Cash Flows

	For the Three Months Ended March 31:
	2011	2010

Cash Flows from Operating Activities
Net (Loss)	$(186,623)	$(735,585)
Impairment loss on restaurant assets	-	397,676
Stock-based financing and compensation costs	50,753	27,548
Depreciation and amortization	13,845	30,985
Accrued interest capitalized as debt	64,750	-
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in inventory	-	8,385
(Increase) decrease in other current assets	-	5,649
Increase (decrease) in accounts payable	806	3,126
Increase (decrease) in due to employees	50,205	(7,264)
Increase (decrease) in other accrued liabilities	-	53,599

Net Cash Provided (Used) by Operating Activities	(6,264)	(215,881)

Cash Flows from Investing Activities
(Deposits) refunds	183
Purchase of property and equipment	-	(3,850)

Net Cash Provided (Used) by Investing Activities	183	(3,850)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-
Proceeds from issuance of promissory notes	-	150,000
Proceeds from (payments on) short term advances - net	6,100	-

Net Cash Provided (Used) by Financing Activities	6,100	150,000

Net Increase (Decrease) in Cash	19	(69,731)

Cash, Beginning of Year	10	110,646

Cash, End of Year	$29	$40,915

Supplemental Information:
Interest paid	$-	$-

Income taxes paid	$-	$-

Non-cash Investing and Financing Activities
Settlement of advances through issuance of common stock	$13,250	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Smoky Market Foods, Inc, (the “Company”) was incorporated on April 18, 2006 under the laws of the State of Nevada.

The Company engages in sales of high-quality Smoke-Bakedtm meat and fish, and special recipe dishes, through two channels of distribution: sales of retail packaged product sold over the Internet and retail display merchandisers, and development of a chain of franchised fast-casual restaurants that are modular, pre-fabricated buildings.

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

Accounts Receivable

Management monitors the liquidity and creditworthiness of accounts receivable due from customers on an ongoing basis, considering industry and economic conditions and other factors.  These factors form the basis for calculating and recording an allowance for doubtful accounts, which is an estimate of future credit losses. The Company writes off individual accounts receivable against the bad debt allowance when the Company determines a balance is uncollectible.  Management has determined that the bad debt allowance is appropriately established at $-0- as of both March 31, 2011 and December 31, 2010, respectively.

Inventory

Inventory consists of Smoky Market food items and branded packaging.  It is valued at the lower of cost or market using the average cost method.  Due to the cessation of operations and doubt about the Company’s ability to return to operations, all inventory was written off as of December 31, 2010.  Inventory was as follows at:

	March 31, 2011	December 31, 2010

Food and beverages	$-	$-
Packaging materials	-	-
Shipping materials	-	-
	$-	$-

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets’ estimated economic lives, which range from 3 to 25 years.  Leasehold improvements are capitalized and amortized over the remaining term of the leased facility.

All property and equipment was determined by Management to be impaired as of December 31, 2010, and was therefore written off as an impairment loss for the year ended December 31, 2010.  For this reason, property and equipment is reflected at $-0- as of March 31, 2011.

Deposits

Deposits were as follows as of:

	March 31, 2011	December 31, 2010

Miscellaneous	$0	$183

Advances

As of March 31, 2011 and December 31, 2010, the Company was indebted to several individuals for non-interest bearing, unsecured advances in the amount of $84,350 and $91,500, respectively. $82,500 of the advances are past due and in default as of both March 31, 2011 and December 31, 2010.  2,035,000 shares of common stock and 150,000 warrants to purchase common stock were issued to the individuals as part of the advances still outstanding at December 31, 2010.  Management intends to repay the advances upon the realization of additional debt/equity financing in 2011.  Accordingly, the advances have been classified as current obligations.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011 and December 31, 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value.

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

Management estimated and recorded an impairment loss at March 31, 2010 relating to the closure of a restaurant in Los Gatos, California. Impairment losses for the three months ended March 31, 2011 and 2010 were $-0- and $397,676, respectively.

During the year ended December 31, 2010, the Company recorded impairment losses for all operating assets due to the uncertainty of future operating cash flows from such assets. Accordingly, all operating assets are reflected at $-0- value as of March 31, 2011 and December 31, 2010.

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

Advertising Costs

All advertising costs are charged to expense as incurred or the first time the advertising takes place, unless it is direct-response advertising that results in probable future economic benefits.  Advertising expenses were $200 and $-0- for the three months ended March 31, 2011 and 2010, respectively.

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

NOTE 2.  GOING CONCERN

Management believes that there is substantial doubt about the company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to commence profitable operations and/or obtain additional debt and/or capital financing.  Management is attempting to obtain additional financing with various parties, but the eventual success of such efforts cannot be assured.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has experienced $9,709,923 in losses since inception. The Company has had minimal revenue generating operations since inception.

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

In June 2009, the above loans were combined, along with an additional $1,500,000 in proceeds, plus $2,000 in previously accrued interest, to form a new $2,152,000 loan.  The loan accrued interest at a 10% annual rate, with all principal and interest due and payable upon the two-year maturity on May 28, 2011.  A portion of the principal must be retired, under the terms of the note agreement, when/if the Company obtains in excess of $2 million of equity financing.  Fifty percent of any equity raised above $2 million must be used to pay down principal on this promissory note.  The lender received 11,587,926 common shares and 1,852,500 warrants to purchase common stock as additional compensation in the transaction.  The warrants have an exercise price of $.15 per share and expire in May 2014.  They were valued at $92,182 using the Black Scholes method and are being amortized over the two year life of the note along with the value of the common stock issued in connection with the debt.  The combined warrants and common stock issued to date with respect to the combined debt reflect a note discount, and are therefore netted against the promissory note on the balance sheet.

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

In August, 2010, the Company and the LLC agreed to refinance the debt.  Pursuant to the agreement, both loans were combined, along with accrued interest, forming a new loan with a maturity date of August 18, 2020.  The note will accrue interest at a 10% annual rate until repaid.  Prior warrants were revised to allow for exercise at $.05 per warrant as opposed to the previous $.15.  The term for exercising the warrants was adjusted to begin a new five-year term as of the date of the note..  The new warrants were valued based on the Black-Scholes method using a risk-free rate of return of .15% and volatility of 347%.  An incremental $26,058 in loan costs relating to the revised warrants was recognized as loan discount which will be amortized ratably over the ten-year life of the note.  Incremental loan expenses charged to earnings for the years ended December 31, 2010 and 2009 were $27,689 and $-0-, respectively.

The refinanced promissory note was determined as follows:

Face amount of original unsecured promissory note	$2,152,000
Accrued interest	262,023
		$2,414,023
Face amount of secured promissory note	150,000
Accrued interest t	4,877
		154,877
Total refinanced amount of promissory note		$2,568,900

The recalculated note discount was determined as follows:

New promissory note balance	$2,568,900
Add previous stock consideration (Black-Scholes value)	679,896
Add current warrant valuation, after change in terms	26,058
Total consideration given	3,274,854
Promissory note balance	2,568,900
Note balance percentage	78%
Discounted promissory note	2,015,127
Promissory note balance	2,568,900
Loan discount	553,773
Amortization of loan discount through March 31, 2011	(41,533)
Unamoritized loan discount, March 31, 2011	$512,240

The net promissory note obligation was as follows as of:

	March 31, 2011	December 31, 2010
Face amount of note	$2,568,900	$2,568,900
Accrued interest	159,753	95,004
Less unamortized loan discount	(512,240)	(526,084)
	$2,216,413	$2,137,819

As discussed above, the LLC is considered a related party.  Related party expenses relative to these loans were as follows for the three months ended:

	March 31, 2011	March 31, 2010

Interest expense	$64,750	$54,868
Amortization of loan discount	$13,844	$23,642

NOTE 4.  CAPITAL STOCK

Common Stock

On  April  18,  2006,  the  State  of  Nevada  authorized  the  Company  to  issue  a  maximum  of 200,000,000 shares of the Company’s common stock. The assigned par value was $.001.  On the same day, the Company issued 40,000,000 common shares to Smoky Systems, LLC, a Nevada LLC and related party, in exchange for certain assets.

Preferred Stock

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company’s preferred stock with a $.001 par value. Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. No preferred shares had been issued as of March 31, 2011.

Stock Transactions:

The Company has engaged in numerous transactions whereby shares of common stock (description above) were issued in exchange for cash and/or services.  The Statement of Stockholders’ Equity provides a summary of such transactions.

A reconciliation of stock based compensation issued during the three months ended March 31, 2011 is as follows:

Per Statement of Operations
Stock based compensation
Salaries, Wages & Benefits - related parties	$23,876
Financing	17,052
Loss on conversion of related party debt	9,825
		50,753

Per Statement of Cash Flows
Stock based compensation		$50,753

Per Statement of Shareholders Equity
Common stock issued for:
Consideration for employee services	$14,000
Stock based compensation- financing , which is
included in the net loss for the period	9,825
Warrants issued in conjunction:
Employee compensation	3,212
Financing, including warrant modification	17,052
Amortization of stock-based compensation	6,664
		$50,753

NOTE 5.  RELATED PARTY TRANSACTIONS

As of both March 31, 2011 and December 31, 2010, the Company owed $125,107 to a related party for past due professional expenses, respectively.  Such debt was reflected as related party trade payables on the balance sheets, bears no interest and has no formal repayment terms.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

The Company has defaulted on a long-term operating lease of real property previously used as a restaurant operation in Los Gatos, California.  All amounts due under the lease have been recognized as a liability and included in accounts payable.  Such amounts were $187,307 at both March 31, 2011 and December 31, 2010.

Employment Contract

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

NOTE 7. COMMON STOCK OPTIONS AND WARRANTS

Common Stock Option Plan

The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan.  Information relating to options issued under this plan is as follows:

	Options and Stock Awards Available for Grant	Number of Shares	Weighted Average Option Exercise Price
Outstanding as of January 1, 2011	742,500	5,757,500	$0.10
Shares reserved	-	-
Options granted	-	-
Stock awards granted	-	-	n/a
Options exercised	-	-
Options canceled	-	-	-
Outstanding as of March 31, 2011	742,500	5,757,500	$0.10

The following table summarizes information about stock options outstanding and exercisable at March 31, 2011:

Stock Options Outstanding
Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
1,887,500	2.33	$0.10

Stock Options Exercisable
Number of Options Exercisable	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
1,887,500	2.33	$0.10

The assumptions used in computing fair value of options is as follows:

Expected stock price volatility	186.0%
Risk-free interest rate	4.7%
Expected term (years)	7.00
Weighted-average fair value of stock options granted	$0.099

Common Stock Warrants
The following is a summary of the status of all the Company’s stock warrants as of March 31, 2011:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, January 31, 2011	12,805,000	$0.08
Granted	2,650,000	$0.08
Exercised	-	-
Cancelled	-	-
Outstanding, March 31, 2011	15,455,000	$0.06

Warrants exercisable at March 31, 2011	15,455,000	$0.06

The following table summarizes information about stock warrants outstanding and exercisable at March 31, 2011:

Stock Warrants Outstanding
Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weigted- Average Exercise Price
4,102,500	3.35	$0.08
11,352,500	4.49	$0.05

Stock Warrants Exercisable
Number of Warrants Exercisable	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
4,102,500	3.35	$0.08
11,352,500	4.49	$0.05

Warrants issued in 2011 were valued and recorded pursuant to the Black-Scholes Method.  Assumptions used were an average risk-free rate of return of .15%, average expected stock price volatility of 347%, weighted average expected term of 3 years, and a weighted average fair value of less than $.01 per warrant.

NOTE 8. SUBSEQUENT EVENTS

Management has evaluated the period subsequent to March 31, 2011 up to and including the date of the issuance of the financial statements for material subsequent events to disclose.

In July 2011, in order to raise capital in order to resume operations, the Company entered into a Purchase and Lease Agreement (the “Sale/Lease Agreement”) with SMKY Asset Fund LLC (the “Lessor”, a related party) related to our smoker-oven system.  Pursuant to the Sale/Lease Agreement, the Company sold the smoker-oven system to the Lessor for a purchase price of $190,000, subject to increase by the Lessor prior to January 25, 2012 with a maximum of $500,000.  In addition, Smoky Market is required to issue to the Lessor a warrant to purchase a share of common stock for each $1.00 in purchase price paid.  The warrant has an exercise price of $0.50 per share, a five-year term and includes net exercise provisions. Smoky Market leased back the smoker-oven system for rent equal to the lesser of (a) $0.20 per pound of product produced using the smoker-oven, or (b) the amount necessary to generate a 30% return on the sum of the purchase price and $5,000.  The Sale/Lease Agreement has a 10-year term, provided that the Company may repurchase the smoker-oven system at any time after July 25, 2014 that the market price for our common stock has exceeded $0.50 for thirty trading days.  The repurchase price is a number of shares of common stock with a fair market value equal to 20 times the sum of (a) the purchase price, plus (b) $5,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Quarterly Report on Form 10-Q (this “Report”) contains various forward-looking statements. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “likely,” “believe,” “intend,” “expect,” “will” or similar words.   These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information.  When considering such forward-looking statements, you should keep in mind the risk factors noted in Part II – Other Information, “Item 1A. Risk Factors” and other cautionary statements throughout this Report and our other filings with the Securities and Exchange Commission.  You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect.  If one or more risks identified in this Report or any other applicable filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.

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

We produce our smoked foods under an agreement with Specialty Foods, a commercial meat processor in whose USDA facility we placed our first wood-burning oven system, which is capable of producing a minimum of approximately 100,000 pounds of smoked meat and fish per month.  To demonstrate the systemization of our foodservice menu operation, we opened a 1,000 square foot Smoky Market restaurant in October 2009, which was located in Los Gatos, California and featured a selection of certain of our smoked meat and fish that was prepared within a kitchen area of 150 square feet.  However, after less than five months of testing, we chose to close the restaurant due to insufficient traffic in the area resulting from the down-turn in the economy.  As a result of this experience, we plan to launch our restaurant concept using only pre-fabricated modular buildings that can easily be relocated should a property venue not turn out to be a viable location.

In the second half of 2011, we plan to commence retail sales from our new Internet website, which will enable food buyers from across the country to order our products on-line and to receive their order within just a few days.  Our Internet marketing and operating plan incorporates the use of national organizations with whom to affiliate for promotion of Smoky Market products on their Internet sites, and for which services we would pay monthly advertising fees, but without having to pay sales commissions.  We have signed an advertising agreement with WeightWatchers.com, which gives us the opportunity to place a total of five advertisements on their website that will appear in rotation throughout their site, for which we pay a monthly advertising fee that varies in cost with the size of the ads.  Our advertising campaign for the Weight Watchers website in the US will begin the week of September 26th, 2011.  We intend to launch our ads on the Weight Watchers website in Canada in the next 60 days upon receipt of our export permit to ship our products into Canada from the Specialty Foods facility.

We have generated net losses in each fiscal year since our inception in the development of our business model.  In October 2009, we began to generate initial revenue from food sales at our Los Gatos, CA Smoky Market restaurant, but subsequently closed the restaurant.  We estimate that we will need up to $5 million of additional financing in order to accomplish our plans for launch and expansion as follows:  $1 million for our Internet marketing affiliations and $4 million for expansion of production capacity relative to building an addition to the Specialty Foods property and to purchasing additional smoker-ovens for installation into the Specialty Foods facility and a fish processing facility to be established in Canada, which will produce Kosher smoked fish.    We expect such proceeds to be provided by our forthcoming private financing transaction.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $29 and a working capital deficit of $1,158,748, as compared to cash and cash equivalents of $10 and a working capital deficit of $1,114,905 as of December 31, 2010.

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

During the three-month period ended March 31, 2011, principal uses of cash were approximately $6,000 for the Company to pay core essential operating expenses in order to stay in existence.

Expected minimum capital expenditures during the remainder of 2011 of $750,000 are required for the Company to launch its on-line sales operations and would include expenditures for advertising, inventories and general operating expenses.

Assuming the success of our initial Internet retail operations and our subsequent BarBQ Diner restaurant concept, which are expected to utilize a substantial portion of our existing production capacity, we anticipate the need to invest as much as $2,500,000 to create additional production capacity at Specialty Food’s production facility to support our expanded marketing operations.  This will most likely require the construction of an additional building adjacent to Specialty Food’s existing production space for more ovens and packaging equipment.  We have entered into agreements with Specialty Foods under which we were granted an option to construct an up to 80 thousand square foot building on its property to accommodate additional smoker ovens and equipment and an option to purchase the 15-acre campus on which Specialty Foods operates if needed to accommodate growth of the Company’s business (subject to an obligation to lease back to Specialty Foods its processing facility). We anticipate that the financing to pay for the proposed building addition will be generated from a combination of our sales and additional financing transactions involving debt or equity securities.  If we are able to generate sufficient financing, we would also consider constructing a building at the Specialty Foods location dedicated to the production of kosher meat and poultry.  If we are unable to obtain financing to construct the building addition as planned, we will be forced to significantly curtail our proposed expansion, and our ability to grow revenue will be halted until increased capacity can be created.

In July 2011, in order to raise capital in order to complete our 2010 audit, complete this report and continue our operations, we entered into a Purchase and Lease Agreement (the “Sale/Lease Agreement”) with SMKY Asset Fund LLC (the “Lessor”) related to our smoker-oven system.  Pursuant to the Sale/Lease Agreement, we sold the smoker-oven system to the Lessor for a purchase price equal of $190,000, subject to increase by the Lessor prior to January 25, 2012 subject to a maximum of $500,000.  In addition, we are required to issue to Lessor a warrant to purchase a share of common stock for  each $1.00 in purchase price paid.  The warrant has an exercise price of $0.50 per share, a five-year term and includes net exercise provisions. We leased back the smoker-oven system for rent equal to the lesser of (a) $0.20 per pound of product produced using the smoker-oven, or (b) the amount necessary to generate a 30% return on the sum of the purchase price and $5,000.  The Sale/Lease Agreement has a 10-year term, provided that we may repurchase the smoker-oven system at any time after July 25, 2014 that the market price for our common stock has exceeded $0.50 for thirty trading days.  The repurchase price is a number of shares of common stock with a fair market value equal to 20 times the sum of (a) the purchase price, plus (b) $5,000.

Results of Operations

We experienced decreases in sales, operating costs  and general and administrative expenses during the three-month period ending March 31, 2011 as compared to the comparable period ending March 31, 2010.  The changes in revenues and expenses are summarized and discussed in the table below and in the discussion that follows.

Revenues and Expenses.  Our operating results for the quarterly period ended March 31, 2011 and the comparable period in 2010 are summarized as follows:

	For the three-month period ended
	March 31, 2011	March 31, 2010
Sales	-	$14,010
Restaurant Operating Costs	-	$71,964
Net Operating Profit/(Loss)	-	$(57,954)
General & Administrative Expenses
Impairment of restaurant assets	-	$397,676
Salaries, Wages & Benefits	$49,170	$61,463
Depreciation/amortization	$13,844	$30,985
Professional Fees	$250	$43,571
Rent	$1,260	$10,408
Stock based compensation
Salaries, Wages & Benefits – related parties	$23,876	$10,669
Professional	-	$12,350
Financing	$17,052	$4,529
Marketing	-	$11,993
Other	$6,690	$39,170
Operating Loss	$(112,142)	$(680,768)
Other Expense – Net	$(74,481)	$(54,817)
Net (Loss)	$(186,623)	$(735,585)

We had no sales or restaurant operating costs for the quarterly period ended March 31, 2011.  Consequently, we had no operating loss during this.  We had sales of $14,010 and restaurant operating costs of $71,964 during the quarterly period ended March 31, 2010.  Consequently, we had net operating loss of $57,954 during that period.

Our general and administrative expenses decreased by $510,672, from $622,814 in the quarterly period ended March 31, 2010 to $112,142 in the same period in 2011.  The decrease in general and administrative expenses was due primarily to an impairment of restaurant assets in 2010 without a similar impairment in 2011 and to decreases in salaries, wages and benefits expenses, depreciation and amortization expenses, professional fees, rent expenses, marketing expenses, and other expenses, all as described below.

We incurred an impairment loss of restaurant assets during the quarterly period ended March 31, 2010, without any similar impairment loss during the same period in 2011.  This impairment loss on assets is due to the closure of our restaurant in Los Gatos, California in 2010.  Our expenses relating to salaries, wages and benefits decreased by $12,293, from $61,463 in the quarterly period ended March 31, 2010 to $49,170 in the same period in 2011.  The decrease in expenses relating to salaries, wages and benefits is due primarily to the decrease in staffing associated with our restaurant operations as such operations have ceased.  Depreciation and amortization expenses decreased by $17,141, from $30,985 in the quarterly period ended March 31, 2010 to $13,844 in the same period in 2011, due primarily to the impairment loss recognition on restaurant and related assets, wherein such assets are immediately written off and depreciation is no longer recorded.  Our professional fees expenses decreased by $43,321, from $43,571 in the quarterly period ended March 31, 2010 to $250 during the same period in 2011, due primarily to less need for such services with the closing of our restaurant. Our rent expenses decreased by $9,148, from $10,408 in the quarterly period ended March 31, 2010 to $1,260 in the same period in 2011.  The decrease in rent expense was due primarily to the termination of the lease on our restaurant property.  Our marketing expenses decreased from $11,993 in the quarterly period ended March 31, 2010 to $-0- in the same period in 2011, due primarily to the cessation of our restaurant property.  Our other expense decreased by $32,480, from $39,170 in the quarterly period ended March 31, 2010 to $6,690 in the same period in 2011.  The decrease in other expense was due primarily to curtailed operating activity as a result of the closure of our restaurant.

The decreases in general and administrative expenses described in the previous paragraph were partially offset by increases in expenses relating to stock-based compensation.  Stock-based compensation relating to salaries, wages and benefits increased by $13,207, from $10,669 in the quarterly period ended March 31, 2010 to $23,876 in the same period in 2011.  Stock-based compensation relating to financing activities increased by $12,523, from $4,529 in the quarterly period ended March 31, 2010 to $17,052 in the same period in 2011.  These increases were due primarily to stock-based compensation being exchanged in the quarterly period ended March 31, 2011 instead of cash for services and financing.  Overall, the increases in stock-based compensation expenses were not as great as the decreases in the general and administrative expenses described in the previous paragraph.

Working Capital.  Our working capital as of March 31, 2011 and as of December 31, 2010 are summarized in the table below.

	As of
	March 31, 2011	December 31, 2010
Current Assets
Cash	$29	$10
Total Current Assets	$29	$10

Current Liabilities
Accounts payable	$502,767	$501,960
Accounts payable – related parties	$125,107	$125,107
Due to employees	$446,553	$396,348
Short-term advances	$84,350	$91,500
Total Current Liabilities	$1,158,777	$1,114,915

Working Capital	$(1,158,748)	$(1,114,905)

Our working capital deficiency increased by $43,843, from $1,114,905 at fiscal-year end 2010 to $1,158,748 as of March 31, 2011.  The increase in our working capital deficiency was primarily due to an increase in amounts due to employees of $50,205, from $396,348 at year end 2010 to $446,553 as of March 31, 2011.

Cash Flows.  Our cash flows for the quarterly period ended March 31, 2011 and the comparable period in 2010 are summarized as follows:

	For the quarterly period ended
	March 31, 2011	March 31, 2010
Net Cash Provided (Used) in Operating Activities	$(6,264)	$(215,881)
Net Cash Provided (Used) by Investing Activities	$183	$(3,850)
Cash Provided (Used) by Financing Activities	$6,100	$150,000
Net Increase (Decrease) in Cash	$19	$(69,731)

Cash, Beginning of Period	$10	$110,646
Cash, End of Period	$29	$40,915

We utilized less cash in our operating activities in the three-month period ended March 31, 2011, from $215,881 in the three-month period ended March 31, 2010 to $6,264 in the same period in 2011, primarily due to diminished operating losses after the closure of the restaurant.  Our investing activities provided $183during the three-month period ended March 31, 2011, compared to $3,850 in cash used during the same period in 2010, primarily due to the purchase of equipment.  We generated less cash from financing activities, from $150,000 provided during the three-month period ended March 31, 2010 to $6,100 provided during the same period in 2011, primarily due to proceeds from a promissory note in the three-month period ended March 31, 2010 and no such transaction in the same period in 2011.

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

Impairment of Long-Lived Assets

           The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value.  Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  Management estimated and recorded an impairment loss at March 31, 2010 relating to the closure of a restaurant in Los Gatos, California. The loss calculation was based on a pending offer on the property.  During the three months ended June 30, 2010, the offer was rescinded, so Management recorded an additional impairment loss for the three months ended June 30, 2010.  During the last half of the year ended December 31, 2010, the Company recorded additional impairment losses for all operating assets due to the uncertainty of future operating cash flows from such assets.  Additionally, the Company sold certain items, receiving $9,125.  The total impairment loss was $397,676 and $0 for the three months ended March 31, 2011 and 2010, respectively.

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

Item 4T.   Controls and Procedures

(a)           Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  This conclusion is based in part on the fact that the Company did not complete this Report and related audits within required time periods.

(b)           There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1A.  Risk Factors

Material Changes in Risk Factors

The Risk Factors set forth below do not reflect any material changes from the “Risk Factors” identified in our Annual Report on Form 10-K  for the fiscal year ended December 31, 2010. We have made immaterial edits and updated the financial and other data referenced in the risk factors as of a recent practicable date.

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

As of March 31, 2011, we had $29 in cash and cash equivalents.  We need to obtain a significant amount of additional capital to implement our business plan and meet our financial obligations as they become due.  We may not be able to raise the additional capital needed or may be required to pay a high price for capital.  Factors affecting the availability and price of capital may include the following:

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

In July 2011, we entered into a Purchase and Lease Agreement with SMKY Asset Fund LLC, or the Lessor, related to our smoker-oven system.  Pursuant to this Purchase and Lease Agreement we sold the smoker-oven system to the Lessor and are required to pay rent equal to the lesser of (a) $0.20 per pound of product produced using the smoker-oven, or (b) the amount necessary to generate a 30% return on the sum of the purchase price and $5,000.  This rent will diminish our cash flow as we begin to generate revenue, and there is some risk that we will default under the lease and forfeit any right to use the smoker-ovens that are the foundation of our business.

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

Item 2.  Unregistered sales of Equity Securities and Use of Proceeds.

Other than as previously reported, the Company offered and sold the following securities in reliance upon exemptions from the registration requirements of the Securities Act:

In connection with the Sale/Lease Agreement, we issued warrants to purchase an aggregate of 190,000 shares of common stock for each $1.00 in purchase price the Lessor paid for the smoker-oven system, $190,000 in the aggregate.  The warrants have an exercise price of $0.50 per share, a five-year term and include net exercise provisions. In addition, we are permitted to repurchase the smoker-oven system at any time after July 25, 2014 that the market price for our common stock has exceeded $0.50 for thirty trading days at a purchase price of a number of shares of common stock with a fair market value equal to 20 times the sum of (a) the purchase price for the smoker-oven system, plus (b) $5,000. The offer and sale of such shares of our common stock and warrants is being effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) each investor was were provided with certain disclosure materials and all other information requested with respect to our company; (d) each investor acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 6.  Exhibits

See the Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smoky Market Foods, Inc.

September ___, 2011	By: /s/ Edward C. Feintech
Date	Edward C. Feintech, President & Chief Executive Officer

September ___, 2011	By: /s/ Shane Campbell
Date	Shane Campbell Chief Financial Officer

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief	Filed herewith
Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief	Filed herewith
Financial Officer
32.1	Section 1350 Certification of Chief Executive	Filed herewith
Officer
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith