Form 10-Q
period 2011-06-30
SMOKY MARKET FOODS INC
filed 2011-09-30
CIK 1370544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
☐  Yes   ☑  No

As of September 30, 2011, the registrant had 103,725,361 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SMOKY MARKET FOODS, INC.
Balance Sheets

	June 30, 2011	December 31, 2010
ASSETS:
Current Assets
Cash	$1,158	$10
Total Current Assets	1,158	10
Other Assets
Deposits	-	183
Total Other Assets	-	183
Total Assets	$1,158	$193

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities
Accounts payable	$494,854	$501,960
Accounts payable - related parties	118,107	125,107
Accrued payroll costs	495,323	396,348
Short-term advances	83,150	91,500
Other current liabilities	-	-
Total Current Liabilities	1,191,434	1,114,915
Long-term Liabilities
Promissory notes payable to a related party, including accrued interest, less amortized discount	2,295,007	2,137,819
Total Liabilities	3,486,441	3,252,734

Stockholders' Equity (Deficit)
Preferred Stock, par value $.001, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, par value $.001, 200,000,000 shares authorized: issued and outstanding 103,377,246 and 93,977,246 at June 30, 2011 and December 31, 2010, respectively	103,378	93,978
Deferred Stock-Based Compensation	(41,900)	(55,228)
Other paid-in capital	5,172,561	4,922,586
Additional paid-in capital for warrants	1,535,993	1,309,423
Accumulated deficit	(10,255,315)	(9,523,300)
Total Stockholders' Equity (Deficit)	(3,485,283)	(3,252,541)
Total Liabilities and Stockholders' Equity (Deficit)	$1,158	$193

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.
Statements of Operations

	For the Three Months Ended June 30:		For the Six Months Ended June 30:
	2011	2010	2011	2010
Sales
Restaurant Sales, Net of Discounts	$-	$-	$-	$13,966
Internet Sales	-	-	-	44
Total Sales	-	-	-	14,010

Restaurant Operating Costs
Food, beverage and packaging	-	-	-	20,896
Labor and related costs	-	-	-	28,959
Occupancy	-	-	-	19,887
Other	-	-	-	2,223
Total Restaurant Operating Costs	-	-	-	71,965

Net Operating Loss	-	-	-	(57,955)

General & Administrative Expenses
Impairment of assets	-	255,853	-	653,529
Salaries, wages & benefits	49,170	76,061	98,340	143,845
Depreciation/amortization	13,844	30,485	27,689	61,470
Professional fees	2,143	34,685	2,393	78,257
Rent	1,560	37,364	2,820	47,772
Stock based compensation
Salaries, Wages & Benefits - related parties	6,664	46,564	30,540	57,233
Professional	-	37,559	-	49,909
Financing	322,106	11,097	339,158	15,626
Marketing	5,559	-	5,559	11,993
Other	10,904	21,527	17,594	54,374

Total General & Administrative Expenses	411,950	551,195	524,093	1,174,008

Operating Loss	(411,950)	(551,195)	(524,093)	(1,231,963)

Other Income (Expense)
Interest income	-	2		53
Loss on conversion of related party debt	(70,000)	-	(79,825)	-
Other income (loss)	1,603	-	1,697	-
Interest expense to a related party	(65,045)	(57,810)	(129,795)	(112,678)

Other Expense - Net	(133,442)	(57,808)	(207,923)	(112,625)

Loss before Income Taxes	(545,392)	(609,003)	(732,016)	(1,344,588)

Income Taxes	-	-	-	-

Net (Loss)	$(545,392)	$(609,003)	$(732,016)	$(1,344,588)

(Loss) per Share: Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of Shares	101,043,913	87,586,913	99,143,913	88,155,579

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.
Statements of Stockhoder's Equity

			Deferred	Other	Additional
	Common Stock		Stock-Based	Paid-in	Paid-in	Accumulated	Total
	Shares	Amount	Compensation	Capital	Capital	Deficit	(Deficit)

Balance, January 1, 2010	86,963,746	$86,964	$(81,885)	$4,849,244	$1,030,077	$(7,202,544)	$(1,318,144)
Common stock issued for:
Cash and cancellation of advances	3,100,000	3,100		14,400			17,500
Consideration for employee services	2,703,500	2,704		36,002			38,706
Consideration for professional services	510,000	510		14,240			14,750
Consideration in financing	700,000	700		8,700			9,400
Warrants issued in conjunction:
Professional services					58,603		58,603
Financing					220,743		220,743
Amortization of stock-based compensation			26,657				26,657
Net (Loss) for the Year Ended December 31, 2010						(2,320,756)	(2,320,756)
Balance, December 31, 2010	93,977,246	93,978	(55,228)	4,922,586	1,309,423	(9,523,300)	(3,252,541)
Common stock issued for:
Cancellation of advances	2,650,000	2,650		20,425			23,075
Employee compensation	1,750,000	1,750		12,250			14,000
Warrants issued for:
Employee compensation					3,212		3,212
Financing					17,052		17,052
Amortization of stock-based compensation			6,664				6,664
Net (Loss) for the three months ended March 31, 2011						(186,623)	(186,623)
Balance, March 31, 2011	98,377,246	98,378	(48,564)	4,955,261	1,329,687	(9,709,923)	(3,375,161)
Common stock issued for:
Cash	3,000,000	3,000		139,300			142,300
Cancellation of advances	2,000,000	2,000		78,000			80,000
Warrants issued for:
Financing					206,306		206,306
Amortization of stock-based compensation			6,664				6,664
Net (Loss) for the three months ended June 30, 2011						(545,392)	(545,392)
Balance, June 30, 2011	103,377,246	$103,378	$(41,900)	$5,172,561	$1,535,993	$(10,255,315)	$(3,485,283)

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.
Statements of Cash Flows

	For the Three Months Ended June 30:		For the Six Months Ended June 30:
	2011	2010	2011	2010

Cash Flows from Operating Activities
Net Income (Loss)	$(545,392)	$(609,003)	$(732,016)	$(1,344,588)
Impairment loss on assets	-	255,853	-	653,529
Stock-based financing and compensation costs	328,771	95,220	369,699	122,768
Loss on conversion of related party debt	70,000	-	79,825
Depreciation and amortization	13,845	30,485	27,690	61,470
Accrued interest capitalized as debt	64,750	-	129,500
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in inventory	-	46	-	8,431
(Increase) decrease in other current assets	-	5,961	-	11,609
Increase (decrease) in accounts payable	(14,915)	49,153	(14,108)	52,280
Increase (decrease) in due to employees	48,770	57,305	98,975	50,041
Increase (decrease) in other accrued liabilities	-	56,997	-	110,596

Net Cash Provided (Used) by Operating Activities	(34,171)	(57,983)	(40,435)	(273,864)

Cash Flows from Investing Activities
(Deposits) refunds	-	8,933	183	8,933
Purchase of property and equipment	-	(1,003)	-	(4,853)

Net Cash Provided (Used) by Investing Activities	-	7,930	183	4,080

Cash Flows from Financing Activities
Proceeds from issuance of common stock	26,500	-	26,500	-
Proceeds from issuance of promissory notes	-	-	-	150,000
Proceeds from (payments on) short term advances - net	8,800	10,500	14,900	10,500

Net Cash Provided (Used) by Financing Activities	35,300	10,500	41,400	160,500

Net Increase (Decrease) in Cash	1,129	(39,553)	1,148	(109,284)

Cash, Beginning of Period	29	40,915	10	110,646

Cash, End of Period	$1,158	$1,362	$1,158	$1,362

Supplemental Information:
Interest paid	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-

Non-cash Investing and Financing Activities
Settlement of advances through issuance of common stock	$10,000	$-	$23,250	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Smoky Market Foods, Inc., (the “Company”) was incorporated on April 18, 2006 under the laws of the State of Nevada.

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

Accounts Receivable

Management monitors the liquidity and creditworthiness of accounts receivable due from customers on an ongoing basis, considering industry and economic conditions and other factors.  These factors form the basis for calculating and recording an allowance for doubtful accounts, which is an estimate of future credit losses. The Company writes off individual accounts receivable against the bad debt allowance when the Company determines a balance is uncollectible.  Management has determined that the bad debt allowance is appropriately established at $-0- as of both June 30, 2011 and December 31, 2010, respectively.

Inventory

Inventory consists of Smoky Market food items and branded packaging.  It is valued at the lower of cost or market using the average cost method.  Due to the cessation of operations and doubt about the Company’s ability to return to operations, all inventory was written off as of December 31, 2010.  For this reason, inventory is reflected at $-0- as of June 30, 2011.

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets’ estimated economic lives, which range from 3 to 25 years.  Leasehold improvements are capitalized and amortized over the remaining term of the leased facility.

All property and equipment was determined by Management to be impaired as of December 31, 2010, and was therefore written off as an impairment loss for the year ended December 31, 2010.  For this reason, property and equipment is reflected at $-0- as of June 30, 2011.

Advances

As of June 30, 2011 and December 31, 2010, the Company was indebted to several individuals for non-interest bearing, unsecured advances in the amount of $83,150 and $91,500, respectively. $82,500 of the advances was past due and in default as of both June 30, 2011 and December 31, 2010.  2,035,000 shares of common stock and 150,000 warrants to purchase common stock were issued to the individuals as part of the advances still outstanding at June 30, 201.  Management intends to repay the advances upon the realization of additional debt/equity financing in 2011.  Accordingly, the advances have been classified as current obligations.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011 and December 31, 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value.

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

Management estimated and recorded an impairment loss at March 31, 2010 relating to the closure of a restaurant in Los Gatos, California. Impairment losses for the three months ended June 30, 2011 and 2010 were $-0- and $255,853, respectively.

During the year ended December 31, 2010, the Company recorded impairment losses for all operating assets due to the uncertainty of future operating cash flows from such assets. Accordingly, all operating assets are reflected at $-0- value as of June 30, 2011 and December 31, 2010.

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

As discussed above, the Company wrote off all inventory as of December 31, 2010 as impaired because of uncertainty over its market value.  Subsequent to December 31, 2010, some of this inventory was sold.  Accordingly, $1,697 in sales of previously determined impaired inventory have been reflected as non-operating “other income” on the income statement for the six months ended June 30, 2011.

Shipping and Handling (Internet Sales)

Shipping and handling charged to customers can vary depending on pricing strategies, market conditions, etc., and is not necessarily based on the recovery of cost.   Accordingly, shipping and handling charges are recorded as a component of sales while the corresponding shipping and handling costs are reflected as a component of cost of goods sold.

Advertising Costs

All advertising costs are charged to expense as incurred or the first time the advertising takes place, unless it is direct-response advertising that results in probable future economic benefits.  Advertising expenses were $-0- and $-0- for the three months ended June 30, 2011 and 2010, respectively.

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

The Company has experienced $10,255,315 in losses since inception. The Company has had minimal revenue generating operations since inception.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3.  NOTES PAYABLE TO RELATED PARTY

The Company is obligated under a promissory note payable to an LLC. The LLC has acquired over 10% of the common stock of the Company, and is therefore now deemed a related party.  However, the LLC does not have management control.  The transaction is therefore considered at “arm’s length.”

The note accrues interest at a 10% annual rate until repaid on or before its maturity date of August 18, 2020.

The net promissory note obligation was as follows as of:

	June 30, 2011	December 31, 2010
Face amount of note	$2,568,900	$2,568,900
Accrued interest	224,503	95,004
Less unamortized loan discount	(498,396)	(526,084)
	$2,295,007	$2,137,819

As discussed above, the LLC is considered a related party.  Related party expenses relative to these loans were as follows for the three months ended:

	June 30, 2011	June 30, 2010

Interest expense	$64,750	$57,810
Amortization of loan discount	$13,844	$23,642

NOTE 4.  CAPITAL STOCK

Common Stock

On  April  18,  2006,  the  State  of  Nevada  authorized  the  Company  to  issue  a  maximum  of 200,000,000 shares of the Company’s common stock. The assigned par value was $.001.  On the same day, the Company issued 40,000,000 common shares to Smoky Systems, LLC, a Nevada LLC and related party, in exchange for certain assets.

Preferred Stock

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company’s preferred stock with a $.001 par value.  Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions  thereof,  if  any,  may  differ  from  those  of  any  and  all  other  series  at  any  time outstanding.  No preferred shares had been issued as of June 30, 2011.

Stock Transactions:

The Company has engaged in numerous transactions whereby shares of common stock (description above) were issued in exchange for cash and/or services.  The Statement of Stockholders’ Equity provides a summary of such transactions.

A reconciliation of stock based compensation issued during the three and six months June 30, 2011 is as follows:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2011	June 30, 2011
Per Statement of Operations
Stock based compensation
Salaries, Wages & Benefits - related parties	$6,664	$30,540
Financing	322,106	339,158
Loss on conversion of related party debt	70,000	79,825
	$398,770	$449,523

Per Statement of Cash Flows
Stock based compensation	$328,771	369,699
Loss on conversion of related party debt	70,000	$79,825
Rounding	(1)	(1)
	$398,770	$449,523

Per Statement of Shareholders Equity
Common stock issued for:
Stock based compensation- financing , which is included in the net loss for the period	$115,800	$115,800
Loss on conversion of related party debt, which is included in the net loss for the period	70,000	79,825
Amortization of stock-based compensation, which is included in the net loss for the period	6,664	13,328
Officer compensation, which is included in the net loss for the period	-	14,000
Warrants issued in conjunction:
Financing	206,306	226,570
	$398,770	$449,523

NOTE 5.  RELATED PARTY TRANSACTIONS

As of both June 30, 2011 and December 31, 2010, the Company owed $118,107 and $125,107 to a related party for past due professional expenses, respectively.  Such debt was reflected as related party trade payables on the balance sheets, bears no interest and has no formal repayment terms.  The related party is the Company’s acting Chief Financial Officer who works on a subcontractor basis, and has agreed to be paid as funds become available.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

The Company has defaulted on a long-term operating lease of real property previously used as a restaurant operation in Los Gatos, California.  All amounts due under the lease have been recognized as a liability and included in accounts payable.  The liability was $187,307 at both June 30, 2011 and December 31, 2010.

Employment Contract

Chief Executive Officer

Effective May 1, 2007, the Company entered into a three-year employment contract with the Chief Executive Officer (“CEO”).  Terms of the agreement included annual compensation of $175,000, a potential 80% bonus, a stock award of 1,500,000 common shares, 425,000 options to purchase common stock at $.10 per share, and an additional contingent 1,000,000 shares assuming that certain operating performance metrics are achieved.  The employment contract expired and has not yet been renewed as of the date of these financial statements.  The CEO and the Company have continued under the same compensation structure subsequent to the expiration of the employment contract.

Real Estate Option and Consulting Agreement

The Company entered into an agreement with Mary Ann’s Specialty Foods, Inc. (“Supplier”) in October 2009.  Under the terms of the agreement, the Company issued the Supplier 1,500,000 warrants to purchase the Company’s common stock at a $.15 exercise price, expiring in five years, in exchange for certain real property rights to purchase and build production facilities located on property presently owned by the Supplier.  The transaction was valued at $75,000 using the Black-Scholes Method.  The Company also issued 1,000,000 common shares to the Supplier in exchange for a three-year real estate related consulting contract that the Company may require in subsequent years in order to build the new facility described above. The transaction was valued at $50,000, and based on the $.05 per share fair value of the Company’s common shares on the date of the agreement. The values of the assets were considered impaired by Management and written off as an impairment loss at December 31, 2010.

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

NOTE 7. COMMON STOCK OPTIONS AND WARRANTS

Common Stock Option Plan

The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan.  Information relating to options issued under this plan is as follows:

	Options and Stock Awards Available for Grant	Number of Shares	Weighted Average Option Exercise Price
Outstanding as of January 1, 2011	742,500	5,757,500	$0.10
Shares reserved	-	-	-
Options granted	-	-	-
Stock awards granted	-	-	n/a
Options exercised	-	-	-
Options canceled	-	-	-
Outstanding as of June 30, 2011	742,500	5,757,500	$0.10

The following table summarizes information about stock options outstanding and exercisable at June 30, 2011:

Stock Options Outstanding
Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
1,887,500	2.08	$0.10

Stock Options Exercisable
Number of Options Exercisable	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
1,887,500	2.08	$0.10

The assumptions in computing fair value options is as follows:

Expected stock price volatility	186.0%
Risk-free interest rate	4.7%
Expected term (years)	7.00
Weighted-average fair value of stock options granted	$0.099

Common Stock Warrants

The following is a summary of the status of all the Company’s stock warrants as of June 30, 2011:

	Number of Warrants	Weighted Average Exercise Price
Ouststanding, January 31, 2011	10,202,500	0.06
Granted	7,250,000	0.08
Exercised	-	-
Cancelled	-	-
Ouststanding, June 30, 2011	17,452,500	$0.07

Warrants exercisable at June 30, 2011	17,452,500	$0.07

The following table summarizes information about stock warrants outstanding and exercisable at June 30, 2011:

Stock Warrants Outstanding
Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weigted- Average Exercise Price
4,000,000	3.10	$0.15
13,452,500	4.03	$0.05

Stock Warrants Exercisable
Number of Warrants Exercisable	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
4,000,000	3.10	$0.15
13,452,500	4.03	$0.05

Warrants issued in 2011 were valued and recorded pursuant to the Black-Scholes Method.  Assumptions used were an average risk-free rate of return of .09%, average expected stock price volatility of 333%, weighted average expected term of 3 years, and a weighted average fair value of $.03 per warrant.

NOTE 8. SUBSEQUENT EVENTS

Management has evaluated the period subsequent to June 30, 2011 up to and including the date of the issuance of the financial statements for material subsequent events to disclose.

In July 2011, in order to raise capital in order to resume operations, the Company entered into a Purchase and Lease Agreement (the “Sale/Lease Agreement”) with SMKY Asset Fund LLC (the “Lessor”, a related party) related to our smoker-oven system.  Pursuant to the Sale/Lease Agreement, the Company sold the smoker-oven system to the Lessor for a purchase price of $220,000.  In addition, Smoky Market is required to issue to the Lessor a warrant to purchase a share of common stock for each $1.00 in purchase price paid.  The warrant has an exercise price of $0.50 per share, a five-year term and includes net exercise provisions. Smoky Market leased back the smoker-oven system for rent equal to the lesser of (a) $0.20 per pound of product produced using the smoker-oven, or (b) the amount necessary to generate a 30% return on the sum of the purchase price and $5,000.  The Sale/Lease Agreement has a 10-year term, provided that the Company may repurchase the smoker-oven system at any time after July 25, 2014 that the market price for our common stock has exceeded $0.50 for thirty trading days.  The repurchase price is a number of shares of common stock with a fair market value equal to 20 times the sum of (a) the purchase price, plus (b) $5,000.

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

We have commenced retail sales of our Smoke-Baked Salmon from our new Internet website, which enables food buyers from across the country to order our product on-line and to receive their order within just a few days.  Our Internet marketing and operating plan incorporates the use of national organizations with whom to affiliate for promotion of Smoky Market products on their Internet sites, and for which services we would pay monthly advertising fees or sales commissions in lieu of advertising fees.  On September 26th, we launched our first advertising campaign with WeightWatchers.com, which is running a total of five advertisements on their website that appear in rotation throughout their site, and for which we pay a monthly advertising fee of $25,000.  We will evaluate the results of this initial campaign for consideration to launch our ads on the Weight Watchers website in Canada, as our processing affiliate is approved for shipping our products into Canada.  A separate advertising agreement with a national e-mail advertising company is expected to be entered into shortly, with an advertising campaign anticipated to begin in October 2011.

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

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $1,158 and a working capital deficit of $1,190,276, as compared to cash and cash equivalents of $10 and a working capital deficit of $1,114,905 as of December 31, 2010.

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

During the three-month period ended June 30, 2011, principal uses of cash were approximately $34,000 for the Company to pay core essential operating expenses in order to stay in existence.

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

In July 2011, in order to raise capital in order to complete our 2010 audit, complete this report and continue our operations, we entered into a Purchase and Lease Agreement (the “Sale/Lease Agreement”) with SMKY Asset Fund LLC (the “Lessor”) related to our smoker-oven system.  Pursuant to the Sale/Lease Agreement, we sold the smoker-oven system to the Lessor for a purchase price of $220,000.   In addition, we are required to issue to Lessor a warrant to purchase a share of common stock for each $1.00 in purchase price paid.  The warrant has an exercise price of $0.50 per share, a five-year term and includes net exercise provisions. We leased back the smoker-oven system for rent equal to the lesser of (a) $0.20 per pound of product produced using the smoker-oven, or (b) the amount necessary to generate a 30% return on the sum of the purchase price and $5,000.  The Sale/Lease Agreement has a 10-year term, provided that we may repurchase the smoker-oven system at any time after July 25, 2014 that the market price for our common stock has exceeded $0.50 for thirty trading days.  The repurchase price is a number of shares of common stock with a fair market value equal to 20 times the sum of (a) the purchase price, plus (b) $5,000.

Results of Operations

We experienced decreases in general and administrative expenses during the three-month period ending June 30, 2011 as compared to the comparable period ending June 30, 2010.  We experienced no sales or operating costs during either of those periods.  Additionally, we experienced decreases in general and administrative expenses during the six-month period ending June 30, 2011 as compared to the same period in 2010.  We experienced no sales or operating costs during the six-month period ending June 30, 2011, whereas we experienced sales and operating costs during the same period in 2010.  The changes in revenues and expenses are summarized and discussed in the table below and in the discussion that follows.

Revenues and Expenses.  Our operating results for the three-month and six-month periods ended June 30, 2011 and the comparable periods in 2010 are summarized as follows:

	For the three-month period ended		For the six-month period ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Sales	-	-	-	$14,010
Restaurant Operating Costs	-	-	-	$71,965
Net Operating (Loss)	-	-	-	$(57,955)
General & Administrative Expenses
Salaries, Wages & Benefits	$49,170	$76,061	$98,340	$143,845
Professional Fees	$2,143	$34,685	$2,393	$78,257
Rent	$1,560	$37,364	$2,820	$47,772
Depreciation/amortization	$13,844	$30,485	$27,689	$61,470
Stock based compensation
Salaries, Wages & Benefits – related parties	$6,664	$46,564	$30,540	$57,233
Professional	-	$37,559	-	$49,909
Financing	$322,106	$11,097	$339,158	$15,626
Marketing	$5,559	-	$5,559	$11,993
Impairment loss on assets	-	$255,853	-	$653,529
Other	$10,904	$21,527	$17,594	$54,374
Operating Loss	$(411,950)	$(551,195)	$(524,093)	$(1,231,963)
Other (Expense)	$(133,442)	$(57,808)	$(207,923)	$(112,625)
Net (Loss)	$(545,392)	$(609,003)	$(732,016)	$(1,344,588)

THREE-MONTH PERIODS ENDED JUNE 30, 2011 AND JUNE 30, 2010

We had no sales or restaurant operating costs for the three-month periods ended June 30, 2011 and June 30, 2010.  Consequently, we had no operating loss during these periods.

Our total general and administrative expenses decreased by $139,245, from $551,195 in the three-month period ended June 30, 2010 to $411,950 in the same period in 2011.  The decrease in general and administrative expenses was due primarily to an impairment of restaurant assets in 2010 without a similar impairment in 2011 and to decreases in salaries, wages and benefits expenses, professional fees, rent expenses, depreciation and amortization, stock-based compensation related to salaries, wages and benefits, stock-based compensation related to financing activities, and other expenses, all as described below.

We incurred an impairment loss of restaurant assets during the three-month period ended June 30, 2010, without any similar impairment loss during the same period in 2011.  This impairment loss on assets is due to the closure of our restaurant in Los Gatos, California in 2010.  Our expenses relating to salaries, wages and benefits decreased by $26,891, from $76,061 in the three-month period ended June 30, 2010 to $49,170 in the same period in 2011.  The decrease in expenses relating to salaries, wages and benefits is due primarily to the decrease in staffing associated with our restaurant operations as such operations have ceased.  Our professional fees expenses decreased by $32,542, from $34,685 in the three-month period ended June 30, 2010 to $2,143 during the same period in 2011, due primarily to less need for such services with the closing of our restaurant. Our rent expenses decreased by $35,804, from $37,364 in the three-month period ended June 30, 2010 to $1,560 in the same period in 2011.  The decrease in rent expense was due primarily to the termination of the lease on our restaurant property.    Depreciation and amortization expenses decreased by $16,641, from $30,485 in the three-month period ended June 30, 2010 to $13,844 in the same period in 2011, due primarily to the impairment loss recognition on restaurant and related assets, wherein such assets are immediately written off and depreciation is no longer recorded.  Stock-based compensation related to salaries, wages and benefits decreased by $39,900, from $46,564 in the three-month period ended June 30, 2010 to $6,664 in the same period in 2011, due primarily to a stock award given to the CEO in the three-month period ended June 30, 2010 and no similar award in the three-month period ended June 30, 2011.  Stock-based compensation related to professional activities decreased by $37,559, from $37,559 in the three-month period ended June 30, 2010 to $0 in the same period in 2011, due primarily to warrants to purchase common stock given to outsourced corporate officers in the three-month period ended June 30, 2010 and no similar award in the three-month period ended June 30, 2011. Our other expense decreased by $10,623, from $21,527 in the three-month period ended June 30, 2010 to $10,904 in the same period in 2011.  The decrease in other expense was due primarily to curtailed operating activity as a result of the closure of our restaurant.

The decreases in general and administrative expenses described in the previous paragraph were partially offset by increases in stock-based compensation related to financing activities.  Stock-based compensation relating to financing activities increased by $311,009, from $11,097 in the three-month period ended June 30, 2010 to $322,106 in the same period in 2011.  This increase was due primarily to warrants given to individuals who had advanced money to the Company in order for the Company to pay essential obligations in the three-month period ended June 30, 2011 and no similar award in the three-month period ended June 30, 2010.  Overall, the increases in stock-based compensation expenses were not as great as the decreases in the general and administrative expenses described in the previous paragraph.

SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND JUNE 30, 2010

We had no sales or restaurant operating costs for the six-month period ended June 30, 2011.  Consequently, we had no operating loss during this period.  For the six-month period ended June 30, 2010, we had $14,010 in sales and $71,965 in restaurant operating costs.  Consequently, our operating loss for the six-month period ended June 30, 2010 was $57,955.  Our operating loss in the six-month period in 2010 was due to our restaurant operations in that period, with no comparable operation during the same period in 2011.

Our total general and administrative expenses decreased by $649,915, from $1,174,008 in the six-month period ended June 30, 2010 to $524,093 in the same period in 2011.  The decrease in general and administrative expenses was due primarily to an impairment of restaurant assets in 2010 without a similar impairment in 2011 and to decreases in salaries, wages and benefits expenses, professional fees, rent expenses, depreciation and amortization, stock-based compensation related to salaries, wages and benefits, stock-based compensation related to financing activities, and other expenses, all as described below.

We incurred an impairment loss of restaurant assets during the six-month period ended June 30, 2010, without any similar impairment loss during the same period in 2011.  This impairment loss on assets is due to the closure of our restaurant in Los Gatos, California in 2010.  Our expenses relating to salaries, wages and benefits decreased by $45,505, from $143,845 in the six-month period ended June 30, 2010 to $98,340 in the same period in 2011.  The decrease in expenses relating to salaries, wages and benefits is due primarily to the decrease in staffing associated with our restaurant operations as such operations have ceased.  Our professional fees expenses decreased by $75,864, from $78,257 in the six-month period ended June 30, 2010 to $2,393 during the same period in 2011, due primarily to less need for such services with the closing of our restaurant. Our rent expenses decreased by $44,952, from $47,772 in the six-month period ended June 30, 2010 to $2,820 in the same period in 2011.  The decrease in rent expense was due primarily to the termination of the lease on our restaurant property.    Depreciation and amortization expenses decreased by $33,781, from $61,470 in the six-month period ended June 30, 2010 to $27,689 in the same period in 2011, due primarily to the impairment loss recognition on restaurant and related assets, wherein such assets are immediately written off and depreciation is no longer recorded.  Stock-based compensation related to salaries, wages and benefits decreased by $26,693, from $57,233 in the six-month period ended June 30, 2010 to $30,540 in the same period in 2011, due primarily to a stock award given to the CEO in the six-month period ended June 30, 2010 and no similar award in the six-month period ended June 30, 2011.   Stock-based compensation related to professional activities decreased by $49,909, from $49,909 in the six-month period ended June 30, 2010 to $0 in the same period in 2011, due primarily to warrants to purchase common stock given to outsourced corporate officers in the six-month period ended June 30, 2010 and no similar award in the six-month period ended June 30, 2011. Our other expense decreased by $36,780, from $54,374 in the six-month period ended June 30, 2010 to $17,594 in the same period in 2011.  The decrease in other expense was due primarily to curtailed operating activity as a result of the closure of our restaurant.

The decreases in general and administrative expenses described in the previous paragraph were partially offset by increases in stock-based compensation related to financing activities.  Stock-based compensation relating to financing activities increased by $323,532, from $15,626 in the six-month period ended June 30, 2010 to $339,158 in the same period in 2011.  This increase was due primarily to warrants given to individuals who had advanced money to the Company in order for the Company to pay essential obligations in the six-month period ended June 30, 2011 and no similar award in the six-month period ended June 30, 2010.   Overall, the increases in stock-based compensation expenses were not as great as the decreases in the general and administrative expenses described in the previous paragraph.

Working Capital.  Our working capital as of June 30, 2011 and as of December 31, 2010 are summarized in the table below.

	As of
	June 30, 2011	December 31, 2010
Current Assets
Cash	$1,158	$10
Total Current Assets	$1,158	$10

Current Liabilities
Accounts payable	$494,854	$501,960
Accounts payable – related parties	$118,107	$125,107
Due to employees	$495,323	$396,348
Short-term advances	$83,150	$91,500
Total Current Liabilities	$1,191,434	$1,114,915

Working Capital	$(1,190,276)	$(1,114,905)

Our working capital deficiency increased by $75,371, from $1,114,905 at fiscal-year end 2010 to $1,190,276 as of June 30, 2011.  The increase in our working capital deficiency was primarily due to an increase in amounts due to employees of $98,975, from $396,348 at year end 2010 to $495,323 as of June 30, 2011.

Cash Flows.  Our cash flows for the three-month and six-month periods ended June 30, 2011 and the comparable periods in 2010 are summarized as follows:

	For the Three-Month Periods Ended		For the Six-Month Periods Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Cash (Used) in Operating Activities	$(34,171)	$(57,983)	$(40,435)	$(273,864)
Net Cash Provided by Investing Activities	-	$7,930	$183	$4,080
Cash Provided by Financing Activities	$35,300	$10,500	$41,400	$160,500
Net Increase (Decrease) in Cash	$1,129	$(39,553)	$1,148	$(109,284)

Cash, Beginning of Period	$29	$40,915	$10	$110,646
Cash, End of Period	$1,158	$1,362	$1,158	$1,362

We utilized less cash in our operating activities in the three-month period ended June 30, 2011, from $57,983 in the three-month period ended June 30, 2010 to $34,171 in the same period in 2011, primarily due to diminished operating losses after the closure of the restaurant.  Our investing activities provided no cash during the three-month period ended June 30, 2011, compared to $7,930 in cash provided during the same period in 2010, primarily due to refunds on previous deposits during the three-month period ended June 30, 2011 .  We generated more cash from financing activities, from $10,500 provided during the three-month period ended June 30, 2010 to $35,300 provided during the same period in 2011, primarily due to the issuance of common stock.

We utilized less cash in our operating activities in the six-month period ended June 30, 2011, from $273,864 in the six-month period ended June 30, 2010 to $40,435 in the same period in 2011, primarily due to diminished operating losses after the closure of the restaurant.  Our investing activities provided $183 in cash during the six-month period ended June 30, 2011, compared to $4,080 in cash provided in the same period in 2010, primarily due to the refund of previous deposits offset by equipment purchases in the six-month period ended June 30, 2010.  We generated less cash from financing activities, from $160,500 provided during the six-month period ended June 30, 2010 to $41,400 provided during the same period in 2011, primarily due to  $150,000 in  loan proceeds received during the six-month period ended June 30, 2010.

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

Impairment of Long-Lived Assets

           The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value.  Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  Management estimated and recorded an impairment loss at March 31, 2010 relating to the closure of a restaurant in Los Gatos, California. The loss calculation was based on a pending offer on the property.  During the three months ended June 30, 2010, the offer was rescinded, so Management recorded an additional impairment loss for the three months ended June 30, 2010.  During the last half of the year ended December 31, 2010, the Company recorded additional impairment losses for all operating assets due to the uncertainty of future operating cash flows from such assets.  Additionally, the Company sold certain items, receiving $9,125.  The total impairment loss was $0 and $255,853 for the three months ended June 30, 2011 and 2010, respectively.

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

Item 4T.                      Controls and Procedures

(a)           Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2011.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  This conclusion is based in part on the fact that the Company did not complete this Report and related audits within required time periods.

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

The delay in reporting our financial statements and related events has had, and will continue to have, a material adverse effect on us.

Because of the delay in completing our financial statements for the year ended December 31, 2010 and subsequent periods, we have been unable to timely file our required periodic reports with the SEC.  This report is being filed after it was due.  As a result of these events, we are unable to register securities for public offering and are out of compliance with the reporting requirements of the Securities Exchange Act of 1934.  In addition, many registered broker-dealers are not permitted to effect trades in our outstanding stock.   This is harming, and may continue to harm, the market for our common stock and our ability to raise capital.

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

As of June 30, 2011, we had $1,158 in cash and cash equivalents.  We need to obtain a significant amount of additional capital to implement our business plan and meet our financial obligations as they become due.  We may not be able to raise the additional capital needed or may be required to pay a high price for capital.  Factors affecting the availability and price of capital may include the following:

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

Our audited financial statements included in this prospectus were prepared on the assumption that we will continue as a going concern.  Our independent registered public accounting firm has stated that it substantially doubts our ability to continue as a going concern in a report dated September 30, 2011. This doubt is based on the fact that we have had losses since inception, have a stockholders’ deficit and have had no material revenue generating operations since inception.

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

Item 2.  Unregistered sales of Equity Securities and Use of Proceeds

Other than as previously reported, the Company offered and sold the following securities in reliance upon exemptions from the registration requirements of the Securities Act:

In January 2011, (i) in exchange for debt, we offered and sold to a related party 650,000 shares of common stock with a fair market value of $4,875 (or $0.0075 per share) and warrants to purchase 650,000 shares of common stock at $0.05 per share, exercisable over three years; (ii) as a retirement of debt, we offered and sold to an individual 100,000 shares of common stock with a fair market value of $750 (or $0.0075 per share) and warrants to purchase 100,000 shares of common stock at $0.05 per share, exercisable over three years; and (iii) in exchange for debt, we offered and sold to an individual 250,000 shares of common stock with a fair market value of $3,750 (or $0.015 per share) and warrants to purchase 250,000 shares of common stock at $0.05 per share, exercisable over three years.   The offer and sale of such shares of our common stock and warrants is being effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) each investor was were provided with certain disclosure materials and all other information requested with respect to our company; (d) each investor acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

In February 2011, (i) in exchange for debt, we offered and sold to a related party 400,000 shares of common stock with a fair market value of $3,200 (or $0.008 per share) and warrants to purchase 400,000 shares of common stock at $0.05 per share, exercisable over three years; (ii) as retirement of debt owed, we offered and sold to a related party 750,000 shares of common stock with a fair market value of $6,000 (or $0.008 per share) and warrants to purchase 750,000 shares of common stock at $0.05 per share, exercisable over three years; (iii) in exchange for debt, we offered and sold to an individual 500,000 shares of common stock with a fair market value of $4,500 (or $0.009 per share) and warrants to purchase 500,000 shares of common stock at $0.05 per share, exercisable over three years; and (iv) as compensation owed to a related party, we offered and sold 1,750,000 shares of common stock with a fair market value of $14,000 (or $0.008 per share).  The offer and sale of such shares of our common stock and warrants is being effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) each investor was were provided with certain disclosure materials and all other information requested with respect to our company; (d) each investor acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

In April 2011, (i) in exchange for $500 in cash, we offered and sold to an individual 100,000 shares of common stock with a fair market value of $2,500 (or $0.025 per share) and warrants to purchase 100,000 shares of common stock at $0.05 per share, exercisable over three years; and (ii) in exchange for $1,000 in cash, we offered and sold to an individual 400,000 shares of common stock with a fair market value of $14,800 (or $0.037 per share).  The offer and sale of such shares of our common stock and warrants is being effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) each investor was were provided with certain disclosure materials and all other information requested with respect to our company; (d) each investor acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

In May 2011, (i) in exchange for debt, we offered and sold to an individual 1,250,000 shares of common stock with a fair market value of $50,000 (or $0.04 per share) and warrants to purchase 1,250,000 shares of common stock at $0.05 per share, exercisable over three years; (ii) as retirement of debt, we offered and sold to an individual 400,000 shares of common stock with a fair market value of $16,000 (or $0.04 per share) and warrants to purchase 400,000 shares of common stock at $0.05 per share, exercisable over three years; and (iii) as retirement of debt, we offered and sold to an individual 350,000 shares of common stock with a fair market value of $14,000 (or $0.04 per share) and warrants to purchase 350,000 shares of common stock at $0.05 per share, exercisable over three years.  The offer and sale of such shares of our common stock and warrants is being effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) each investor was were provided with certain disclosure materials and all other information requested with respect to our company; (d) each investor acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

In June 2011, (i) in exchange for $10,000 in cash, we offered and sold to an individual 1,000,000 shares of common stock with a fair market value of $50,000 (or $0.05 per share) and warrants to purchase 1,000,000 shares of common stock at $0.15 per share, exercisable over three years; (ii) in exchange for $6,183 in cash, we offered and sold to an individual 618,300 shares of common stock with a fair market value of $30,915 (or $0.05 per share) and warrants to purchase 618,300 shares of common stock at $0.15 per share, exercisable over three years; (iii) in exchange for $3,817 in cash, we offered and sold to an individual 381,700 shares of common stock with a fair market value of $19,085 (or $0.05 per share) and warrants to purchase 381,700 shares of common stock at $0.15 per share, exercisable over three years; and (iv) in exchange for $5,000 in cash, we offered and sold to an individual 500,000 shares of common stock with a fair market value of $25,000 (or $0.05 per share) and warrants to purchase 500,000 shares of common stoc at $0.15 per share, exercisable over three years.  The offer and sale of such shares of our common stock and warrants is being effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) each investor was were provided with certain disclosure materials and all other information requested with respect to our company; (d) each investor acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 6.  Exhibits

See the Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smoky Market Foods, Inc.

September 30, 2011	By: /s/ Edward C. Feintech
Date	Edward C. Feintech, President & Chief Executive Officer

September 30, 2011	By: /s/ Shane Campbell
Date	Shane Campbell Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document