Form 10-Q/A
period 2011-06-30
SMOKY MARKET FOODS INC
filed 2011-10-03
CIK 1370544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Amendment No. 1 to
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's  Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on September 30, 2011  (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II
OTHER INFORMATION

Item 6.  Exhibits

See the Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smoky Market Foods, Inc.

October 3, 2011	By: /s/ Edward C. Feintech
Date	Edward C. Feintech, President & Chief Executive Officer

October 3, 2011	By: /s/ Shane Campbell
Date	Shane Campbell Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Previously filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Previously filed
32.1	Section 1350 Certification of Chief Executive Officer	Previously filed
32.2	Section 1350 Certification of Chief Financial Officer	Previously filed
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Schema Document	Filed herewith
101.CAL	XBRL Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Definition Linkbase Document	Filed herewith
101.LAB	XBRL Label Linkbase Document	Filed herewith
101.PRE	XBRL Presentation Linkbase Document	Filed herewith