Form 10-Q
period 2011-09-30
SMOKY MARKET FOODS INC
filed 2011-11-15
CIK 1370544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
☑  Yes   ☐  No

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
☐  Yes   ☑  No

As of November 14, 2011, the registrant had 104,125,361 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SMOKY MARKET FOODS, INC.
Balance Sheets

	September 30, 2011	December 31, 2010
ASSETS:
Current Assets
Cash	$67,722	$10
Inventory	95,674	-
Total Current Assets	163,396	10
Property and Equipment, net of depreciation	3,111
Other Assets
Deposits	-	183
Total Assets	$166,507	$193

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities
Accounts payable	$494,334	$501,960
Accounts payable - related parties	129,351	125,107
Accrued payroll costs	546,290	396,348
Short-term advances	157,700	91,500
Other current liabilities	-	-
Total Current Liabilities	1,327,675	1,114,915
Long-term Liabilities
Convertible debt to a related party, less amortized discount	170,368	-
Promissory notes payable to a related party, including accrued interest, less amortized discount	2,373,602	2,137,819
Total Liabilities	3,871,645	3,252,734

Stockholders' Equity (Deficit)
Preferred Stock, par value $.001, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, par value $.001, 200,000,000 shares authorized: issued and outstanding 103,715,361 and 93,977,246 at September 30, 2011 and December 31, 2010, respectively	103,716	93,978
Deferred Stock-Based Compensation	(35,236)	(55,228)
Other paid-in capital	5,216,761	4,922,586
Additional paid-in capital for warrants	1,950,676	1,309,423
Accumulated deficit	(10,941,055)	(9,523,300)
Total Stockholders' Equity (Deficit)	(3,705,138)	(3,252,541)
Total Liabilities and Stockholders' Equity (Deficit)	$166,507	$193

 The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.
Statements of Operations

	For the Three Months Ended September 30:		For the Nine Months Ended September 30:
	2011	2010	2011	2010
Sales
Restaurant Sales, Net of Discounts	$-	$-	$-	$13,966
Internet Sales	-	-	-	44
Total Sales	-	-	-	14,010

Restaurant Operating Costs
Food, beverage and packaging	-	-	-	20,896
Labor and related costs	-	-	-	28,959
Occupancy	-	-	-	19,887
Other	-	-	-	2,223
Total Restaurant Operating Costs	-	-	-	71,965

Net Operating Loss	-	-	-	(57,955)

General & Administrative Expenses
Impairment of assets	-	-	-	653,529
Salaries, wages & benefits	51,882	44,625	150,222	177,477
Depreciation/amortization	14,949	34,781	42,638	96,251
Professional fees	52,821	14,806	55,213	93,063
Rent	1,440	13,079	4,260	60,850
Stock based compensation
Salaries, Wages & Benefits - related parties	150,671	8,664	181,212	65,898
Professional	179,992	-	179,992	49,909
Financing	72,286	18,244	411,444	33,870
Marketing	55,312	-	60,871	11,993
Other	39,385	10,766	56,978	76,231

Total General & Administrative Expenses	618,738	144,965	1,142,830	1,319,071

Operating Loss	(618,738)	(144,965)	(1,142,830)	(1,377,026)

Other Income (Expense)
Interest income	-	-		53
Loss on conversion of related party debt	(5,665)	-	(85,490)	-
Other income (loss)	3,509	-	5,206	100
Interest expense to a related party	(64,846)	(59,143)	(194,641)	(171,821)

Other Expense - Net	(67,002)	(59,143)	(274,925)	(171,668)

Loss before Income Taxes	(685,740)	(204,108)	(1,417,755)	(1,548,694)

Income Taxes	-	-	-	-

Net (Loss)	$(685,740)	$(204,108)	$(1,417,755)	$(1,548,694)

(Loss) per Share:
Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Weighted Average Number of Shares	103,651,191	92,193,913	100,646,339	89,425,913

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.
Statements of Stockhoder's Equity

			Deferred	Other	Additional
	Common Stock		Stock-Based	Paid-in	Paid-in	Accumulated	Total
	Shares	Amount	Compensation	Capital	Capital	Deficit	(Deficit)

Balance, January 1, 2010	86,963,746	$86,964	$(81,885)	$4,849,244	$1,030,077	$(7,202,544)	$(1,318,144)
Common stock issued for:
Cash and cancellation of advances	3,100,000	3,100		14,400			17,500
Consideration for employee services	2,703,500	2,704		36,002			38,706
Consideration for professional services	510,000	510		14,240			14,750
Consideration in financing	700,000	700		8,700			9,400
Warrants issued in conjunction:
Professional services					58,603		58,603
Financing					220,743		220,743
Amortization of stock-based compensation			26,657				26,657
Net (Loss) for the Year Ended December 31, 2010						(2,320,756)	(2,320,756)
Balance, December 31, 2010	93,977,246	93,978	(55,228)	4,922,586	1,309,423	(9,523,300)	(3,252,541)
Common stock issued for:
Cancellation of advances	2,650,000	2,650		20,425			23,075
Employee compensation	1,750,000	1,750		12,250			14,000
Warrants issued for:
Employee compensation					3,212		3,212
Financing					17,052		17,052
Amortization of stock-based compensation			6,664				6,664
Net (Loss) for the three months ended March 31, 2011						(186,623)	(186,623)
Balance, March 31, 2011	98,377,246	98,378	(48,564)	4,955,261	1,329,687	(9,709,923)	(3,375,161)
Common stock issued for:
Cash	3,000,000	3,000		139,300			142,300
Cancellation of advances	2,000,000	2,000		78,000			80,000
Warrants issued for:
Financing					206,306		206,306
Amortization of stock-based compensation			6,664				6,664
Net (Loss) for the three months ended June 30, 2011						(545,392)	(545,392)
Balance, June 30, 2011	103,377,246	103,378	(41,900)	5,172,561	1,535,993	(10,255,315)	(3,485,283)
Common stock issued for:
Cash	338,115	338		44,200			44,538
Warrants issued for:
Financing					50,036		50,036
Employee compensation					144,007		144,007
Professional services					179,992		179,992
Discount on capital lease obligation					40,648		40,648
Amortization of stock-based compensation			6,664				6,664
Net (Loss) for the three months ended September 30, 2011						(685,740)	(685,740)
Balance, September 30, 2011	103,715,361	$103,716	$(35,236)	$5,216,761	$1,950,676	$(10,941,055)	$(3,705,138)

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.
Statements of Cash Flows

	For the Three Months Ended September 30:		For the Nine Months Ended September 30:
	2011	2010	2011	2010

Cash Flows from Operating Activities
Net Income (Loss)	$(685,740)	$(204,108)	$(1,417,755)	$(1,548,694)
Impairment loss on assets	-	-	-	653,529
Stock-based financing and compensation costs	402,949	26,908	772,648	149,677
Loss on conversion of related party debt	5,665	-	85,490	-
Depreciation and amortization	14,949	34,781	42,638	96,251
Accrued interest capitalized as debt	64,750	-	194,250	-
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in inventory	(95,674)	-	(95,674)	8,431
(Increase) decrease in other current assets	-	-	-	11,609
Increase (decrease) in accounts payable	27,348	23,646	13,240	75,926
Increase (decrease) in due to employees	50,967	44,200	149,942	94,241
Increase (decrease) in other accrued liabilities	-	59,144	-	169,737

Net Cash Provided (Used) by Operating Activities	(214,786)	(15,429)	(255,221)	(289,293)

Cash Flows from Investing Activities
(Deposits) refunds	-	-	183	8,933
Proceeds received from sale of impaired sales		4,600		4,600
Purchase of property and equipment	(3,200)	-	(3,200)	(4,853)

Net Cash Provided (Used) by Investing Activities	(3,200)	4,600	(3,017)	8,680

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	10,500	26,500	10,500
Proceeds from convertible debt to a related party	210,000	-	210,000	-
Proceeds from issuance of promissory notes	-	-	-	150,000
Proceeds from (payments on) short term advances - net	74,550	(750)	89,450	9,750

Net Cash Provided (Used) by Financing Activities	284,550	9,750	325,950	170,250

Net Increase (Decrease) in Cash	66,564	(1,079)	67,712	(110,363)

Cash, Beginning of Period	1,158	1,362	10	110,646

Cash, End of Period	$67,722	$283	$67,722	$283

Supplemental Information:
Interest paid	$295	$-	$295	$-
Income taxes paid	$-	$-	$-	$-

Non-cash Investing and Financing Activities
Settlement of advances through issuance of common stock	$-	$-	$23,250	$-
Warrants issued in connection with convertible debt	$(40,648)	$-	$(40,648)	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Smoky MarketFoods,Inc., (the “Company”) was incorporated on April 18, 2006 under the laws of the State of Nevada.

TheCompanyengagesinsales of high-quality Smoke-Bakedtm meat and fish, and special recipe dishes, through two channels of distribution: sales of retail packaged product sold over the Internet and retail display merchandisers, and development of a chain of franchised fast-casual restaurants that are modular, pre-fabricated buildings.

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

Accounts Receivable

Management monitors the liquidity and creditworthiness of accounts receivable due from customers on an ongoing basis, considering industry and economic conditions and other factors.  These factors form the basis for calculating and recording an allowance for doubtful accounts, which is an estimate of future credit losses. The Company writes off individual accounts receivable against the bad debt allowance when the Company determines a balance is uncollectible.  Management has determined that the bad debt allowance is appropriately established at $-0- as of both September 30, 2011 and December 31, 2010, respectively.

Inventory

Inventory consists of Smoky Market food items and branded packaging.  It is valued at the lower of cost or market using the average cost method.  Inventory was as follows as of:

	September 30, 2011	December 31, 2010

Raw materials	95,674	-
Finished goods	-	-
	$95,674	$-

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets’ estimated economic lives, which range from 3 to 25 years.  Leasehold improvements are capitalized and amortized over the remaining term of the leased facility.

A summary of property and equipment is as follows as of:

	September 30, 2011	December 31, 2010

Transportation Equipment	3,200	-
Accumulated depreciation	89	-
	$3,111	$-

Depreciation expense was $89 and $7,093 for the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, depreciation expense was $89 and $21,279, respectively.

Advances

As of September 30, 2011 and December 31, 2010, the Company was indebted to several individuals for non-interest bearing, unsecured advances in the amount of $157,500 and $91,500, respectively. $82,500 of the advances was past due and in default as of both September 30, 2011 and December 31, 2010.  2,035,000 shares of common stock and 225,000 warrants to purchase common stock were issued to the individuals as part of the advances still outstanding at September 30, 2011.  Management intends to repay the advances upon the realization of additional debt/equity financing in 2011.  Accordingly, the advances have been classified as current obligations.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011 and December 31, 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value.

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

Management estimated and recorded an impairment losses of $-0- and $653,529 for the nine month ended September 30, 2011 and 2010, respectively, mostly due to the closure of a restaurant in Los Gatos, California. Management estimated no impairment losses for the three months ended September 30, 2011 and 2010, respectively.

Revenue Recognition

The Company recognizes revenue as product is shipped. Sales relating to inventory that was previously written off as impaired due to uncertainty over its market value has been reflected in these financial statements as “other income.”

Shipping and Handling (Internet Sales)

Shipping and handling charged to customers can vary depending on pricing strategies, market conditions, etc., and is not necessarily based on the recovery of cost.   Accordingly, shipping and handling charges are recorded as a component of sales while the corresponding shipping and handling costs are reflected as a component of cost of goods sold.

Advertising Costs

All advertising costs are charged to expense as incurred or the first time the advertising takes place, unless it is direct-response advertising that results in probable future economic benefits.  Advertising expenses were $-0- and $-0- for the three months ended September 30, 2011 and 2010, respectively.

SegmentInformation

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

NOTE 2.  GOING CONCERN

Management believes that there is substantial doubt about the company’s ability to continue as a going concern.The Company’s ability to continue as a going concern is contingent upon its ability to commence profitable operations and/or obtain additional debt and/or capital financing.  Management is attempting to obtain additional financing with various parties, but the eventual success of such efforts cannot be assured.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has experienced $10,941,055 in losses since inception. The Company has had minimal revenue generating operations since inception.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3.  NOTE PAYABLE TO RELATED PARTY

The Company is obligated under a promissory note payable to an LLC. The LLC has acquired over 10% of the common stock of the Company, and is therefore now deemed a related party.  However, the LLC does not have management control.

The note accrues interest at a 10% annual rate until repaid on or before its maturity date of August 18, 2020.

The net promissory note obligation was as follows as of:
	September 30, 2011	December 31, 2010
Face amount of note	$2,568,900	$2,568,900
Accrued interest	289,253	95,004
Less unamortized loan discount	(484,551)	(526,084)
	$2,373,602	$2,137,819

 As discussed above, the LLC is considered a related party.  Related party expenses relative to these loans were as follows for the three months ended:
	September 30, 2011	September 30, 2010

Interest expense	$64,750	$59,143
Amortization of loan discount	$13,844	$27,688

NOTE 4. CONVERTIBLE DEBT TO A RELATED PARTY LEASE

The Company entered into a Purchase and Lease Agreement in June 2011with SMKY Asset Fund LLC (the “Lender,” a related party) relating to the Company’s smoker-oven system.  The substance of the transaction more closely resembles a convertible debt instrument and for that reason the Company has recorded this transaction as a convertible debt borrowing.  Pursuant to the agreement, the Company received $210,000 in the third quarter of 2011, subject to increase prior to January 25, 2012, with a maximum borrowing of $500,000.

In addition, Smoky Market was required to issue warrants to the Lender to purchase a share of common stock for each $1.00 in debt provided.  The warrants have an exercise price of $0.50 per share, a five-year term and include net exercise provisions. The warrants were valued using the Black-Scholes method assuming a risk-free annual rate of return of .02%, volatility of 317%, an exercise price of $.50 and a current stock price of $.24.  The resulting value is reflected in the financial statements as a discount on the convertible debt and is being amortized over the ten-year life of the debt. Payments due on the debt are equal to the lesser of (a) $0.20 per pound of product produced using the smoker-oven, or (b) the amount necessary to generate a 30% return on the sum of the purchase price and $5,000.

The agreement has a 10-year term, provided that the Company must repay the debt at any time after July 25, 2014 that the market price for the Company’s common stock has exceeded $0.50 for thirty trading days.  The repurchase price is a number of shares of common stock with a fair market value equal to 20 times the sum of (a) the purchase price, plus (b) $5,000. The conversion feature of the note was valued based on the same criteria as the warrant described above, and resulted in a calculation of $2,063,114.  Since the conversion is contingent, the conversion feature was not recognized in the calculation of the debt discount.

The debt was as follows at:
	September 30, 2011	December 31, 2010
Face amount of debt	$210,000	$-
Less unamortized loan discount	(39,632)	-
	$170,368	$-

As discussed above, the Lender is considered a related party.  Related party expenses relative to these loans were as follows for the three months ended:

	September 30, 2011	September 30, 2010

Amortization of loan discount	$1,016	$-

NOTE 5.  CAPITAL STOCK

Common Stock

On April 18, 2006, the State of Nevada authorized the Company to issue a maximum of 200,000,000 shares of the Company’s common stock. The assigned par value was $.001.  On the same day, the Company issued 40,000,000 common shares to Smoky Systems, LLC, a Nevada LLC and related party, in exchange for certain assets.

Preferred Stock

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company’s preferred stock with a $.001 par value. Shares of Preferred Stock may be issued from timeto time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of anyone series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions thereof, if any, may differ from  those of any and all other series at any time outstanding.  No preferred shares had been issued as of September 30, 2011.

Stock Transactions:

The Company has engaged in numerous transactions whereby shares of common stock (description above) were issued in exchange for cash and/or services.  The Statement of Stockholders’ Equity provides a summary of such transactions.

A reconciliation of stock based compensation issued during the three and nine months September 30, 2011 is as follows:

	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2011
Per Statement of Operations
Stock based compensation
Salaries, Wages & Benefits - related parties	$150,671	$181,212
Professional	179,992	179,992
Financing	72,286	411,444
Loss on conversion of related party debt	5,665	85,490
	$408,614	$858,138

Per Statement of Cash Flows
Stock based compensation	$402,949	772,648
Loss on conversion of related party debt	5,665	$85,490
	$408,614	$858,138

Per Statement of Shareholders Equity
Common stock issued for:
Stock based compensation- financing , which is included in the net loss for the period	$22,250	$138,050
Stock based compensation- employee compensation, which is included in the net loss for the period	144,007	144,007
Stock based compensation- professional, which is included in the net loss for the period	179,992	179,992
Loss on conversion of related party debt, which is included in the net loss for the period	5,665	85,490
Amortization of stock-based compensation, which is included in the net loss for the period	6,664	19,992
Officer compensation, which is included in the net loss for the period	-	14,000
Warrants issued in conjunction:
Employee compensation	-	3,212
Financing	50,036	273,394
Rounding	-	1
	$408,614	$858,138

NOTE 6.  RELATED PARTY TRANSACTIONS NOT IDENTIFIED IN OTHER FOOTNOTES

As of September 30, 2011 and December 31, 2010, the Company owed $129,351 and $125,107 to a related party for past due professional expenses, respectively.  Such debt was reflected as related party trade payables on the balance sheets, bears no interest and has no formal repayment terms.  The related party is the Company’s acting Chief Financial Officer who works on a subcontractor basis, and has agreed to be paid as funds become available.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. COMMON STOCK OPTIONS AND WARRANTS

Common Stock Option Plan

The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan.  Information relating to options issued under this plan is as follows:

	Options and Stock Awards Available for Grant	Number of Shares	Weighted Average Option Exercise Price
Outstanding as of January 1, 2011	742,500	5,757,500	$0.10
Shares reserved	-	-	-
Options granted	-	-	-
Stock awards granted	-	-	n/a
Options exercised	-	-	-
Options canceled	-	-	-
Outstanding as of September 30, 2011	742,500	5,757,500	$0.10

The following table summarizes information about stock options outstanding and exercisable at September 30, 2011:

Stock Options Outstanding
Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
1,887,500	1.82	$ 0.10

Stock Options Exercisable
Number of Options Exercisable	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
1,887,500	1.82	$ 0.10

The assumptions used in computing fair value of options is as follows:

Expected stock price volatility	186.0%
Risk-free interest rate	4.7%
Expected term (years)	7.00
Weighted-average fair value of stock options granted	$ 0.099

Common Stock Warrants
The following is a summary of the status of all the Company’s stock warrants as of September 30, 2011:

	Number of Warrants	Weighted Average Exercise Price
Ouststanding, January 31, 2011	9,702,500	0.06
Granted	8,996,834	0.07
Exercised	-	-
Cancelled	-	-
Ouststanding, September 30, 2011	18,699,334	$0.06

Warrants exercisable at September 30, 2011	18,699,334	$0.06

The following table summarizes information about stock warrants outstanding and exercisable at September 30, 2011:

Stock Warrants Outstanding
Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weigted- Average Exercise Price
210,000	5.00	$ 0.50
1,521,834	4.84	$ 0.25
3,515,000	2.83	$ 0.15
13,452,500	5.20	$ 0.05

Stock Warrants Exercisable
Number of Warrants Exercisable	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
210,000	5.00	$ 0.50
1,521,834	4.84	$ 0.25
3,515,000	2.83	$ 0.15
13,452,500	5.20	$ 0.05

Warrants issued in 2011 were valued and recorded pursuant to the Black-Scholes Method.  Assumptions used were an average risk-free rate of return of .02%, average expected stock price volatility of 333%, weighted average expected term of 3 years, and a weighted average fair value of $.03 per warrant.

NOTE 9. SUBSEQUENT EVENTS

Management has evaluated the period subsequent to September 30, 2011 up to and including the date of the issuance of the financial statements for material subsequent events to disclose.  No material subsequent events were identified for disclosure.

Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

We have commenced retail sales of our Smoke-Baked Salmon from our new Internet website, which enables food buyers from across the country to order our product on-line and to receive their order within just a few days.  Our Internet marketing and operating plan incorporates the use of national organizations with whom to affiliate for promotion of Smoky Market products on their Internet sites, and for which services we would pay monthly advertising fees or sales commissions in lieu of advertising fees.  On September 26th, we launched our first advertising campaign with WeightWatchers.com, which ran a total of five advertisements on their website that appeared in very brief rotation throughout their site, and for which we paid a one-time advertising fee of $25,000.  For reasons we believe are related to the newness of our product brand and the higher price point for on-line ordering, the ad campaign with Weight Watchers did not perform well and we have decided to not invest further capital into on-line marketing operations until our brand has established recognition in the retail supermarket sector.

We have generated net losses in each fiscal year since our inception in the development of our business model.  As a means of generating sales revenue within  our existing capital structure, we have begun to distribute our smoked salmon products through SYSCO of Iowa, a division company of SYSCO Foodservice, Inc., which is considered the global leader in foodservice distribution to restaurants and institutional endusers.  We are paying SYSCO of Iowa a five percent (5%) brokerage fee to development our business throughout the state of Iowa in lieu of engaging an expensive food brokerage firm and we have also given SYSCO of Iowa an exclusive right to sell our food products for an initial period of 12 months.  In connection with their brokering services for us, their staff will also be making introductions on our behalf to other SYSCO division companies within our five-state region.  We estimate that we will need up to $5 million of additional financing in order to accomplish our plans for expanding SYSCO distribution to a national basis as follows:  $500,000 for inventory buildup; $500,000 for marketing; and $4 million for increased production capacity including the building of an addition to the Specialty Foods property and the purchase of a full-size smoker-oven system for installation, and the purchase a full-size smoker-oven system for installation into a fish processing facility to be established in Canada, which will produce Kosher smoked fish.    We expect such proceeds to be provided by our forthcoming private financing transaction.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $67,722 and a working capital deficit of $1,164,279, as compared to cash and cash equivalents of $10 and a working capital deficit of $1,114,905 as of December 31, 2010.

To finance the expansion of our Internet retail operations and BarBQ Diner concept, we intend to seek additional financing in the last quarter of 2011.  Given that we are not yet in a positive cash flow or earnings position, the options available to us are fewer than to a positive cash flow company and generally do not include bank financing.  To raise additional capital, we expect to issue equity securities, including preferred stock, common stock, warrants and/or convertible securities. We do not have any commitments from any party to provide required capital and may, or may not, be able to obtain such capital on reasonable terms or at all.

During the three-month period ended September 30, 2011, principal uses of cash were approximately $215,000 for the Company to pay core essential operating expenses in order to stay in existence.

Expected minimum capital expenditures during the remainder of 2011 of $100,000 are required for the Company to grow its distribution with SYSCO of Iowa that will include $75,000 for inventory build-up and receivable financing, and $25,000 for marketing and product sampling.

Assuming the success of our distribution plans with the SYSCO organization and our export plans to Canada, which are expected to utilize our existing production capacity, we anticipate the need to invest as much as $2,500,000 to create additional production capacity at Specialty Food’s production facility to support our expanded marketing operations.  This will require the construction of an additional building adjacent to Specialty Food’s existing production space for more ovens and packaging equipment.  We have entered into agreements with Specialty Foods under which we were granted an option to construct an up to 80 thousand square foot building on its property to accommodate additional smoker ovens and equipment and an option to purchase the 15-acre campus on which Specialty Foods operates if needed to accommodate growth of the Company’s business (subject to an obligation to lease back to Specialty Foods its processing facility). We anticipate that the financing to pay for the proposed building addition will be generated from a combination of our sales and additional financing transactions involving debt or equity securities.  If we are able to generate sufficient financing, we would also consider constructing a building at the Specialty Foods location dedicated to the production of kosher meat and poultry.  If we are unable to obtain financing to construct the building addition as planned, we will be forced to significantly curtail our proposed expansion, and our ability to grow revenue will be halted until increased capacity can be created.

In July 2011, in order to raise capital in order to complete our 2010 audit, complete this report and continue our operations, we entered into a Purchase and Lease Agreement (the “Sale/Lease Agreement”) with SMKY Asset Fund LLC (the “Lessor”) related to our smoker-oven system.  Pursuant to the Sale/Lease Agreement, we have sold the smoker-oven system to the Lessor for a purchase price to date of $220,000, with commitments by investors to purchase an additional $30,000 for a total purchase price of $250,000.  In addition, we are required to issue to Lessor a warrant to purchase a share of common stock for each $1.00 in purchase price paid.  The warrant has an exercise price of $0.50 per share, a five-year term and includes net exercise provisions. We leased back the smoker-oven system for rent equal to the lesser of (a) $0.20 per pound of product produced using the smoker-oven, or (b) the amount necessary to generate a 30% return on the sum of the purchase price and $5,000.  The Sale/Lease Agreement has a 10-year term, provided that we must  repurchase the smoker-oven system at any time after July 25, 2014 that the market price for our common stock has exceeded $0.50 for thirty trading days.  The repurchase price is a number of shares of common stock with a fair market value equal to 20 times the sum of (a) the purchase price, plus (b) $5,000.

Results of Operations

We experienced increases in general and administrative expenses during the three-month period ending September 30, 2011 as compared to the comparable period ending September 30, 2010.  We experienced no sales or operating costs during either of those periods.  Conversely, we experienced decreases in general and administrative expenses during the nine-month period ending September 30, 2011 as compared to the same period in 2010.  We experienced no sales or operating costs during the nine-month period ending September 30, 2011, whereas we experienced sales and operating costs during the same period in 2010.  The changes in revenues and expenses are summarized and discussed in the table below and in the discussion that follows.

Revenues and Expenses.  Our operating results for the three-month and nine-month periods ended September 30, 2011 and the comparable periods in 2010 are summarized as follows:

	For the three-month period ended		For the nine-month period ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Sales	-	-	-	$14,010
Restaurant Operating Costs	-	-	-	$71,965
Net Operating (Loss)	-	-	-	$(57,955)
General & Administrative Expenses
Salaries, Wages & Benefits	$51,882	$44,625	$150,222	$177,477
Professional Fees	$52,821	$14,806	$55,213	$93,063
Rent	$1,440	$13,079	$4,260	$60,850
Depreciation/amortization	$14,949	$34,781	$42,638	$96,251
Stock based compensation
Salaries, Wages & Benefits – related parties	$150,671	$8,664	$181,212	$65,898
Professional	$179,992	-	$179,992	$49,909
Financing	$72,286	$18,244	$411,444	$33,870
Marketing	$55,312	-	$60,871	$11,993
Impairment loss on assets	-	-	-	$653,529
Other	$39,385	$10,766	$56,978	$76,231
Operating Loss	$(618,738)	$(144,965)	$(1,142,830)	$(1,377,026)
Other (Expense)	$(67,002)	$(59,143)	$(274,925)	$(171,668)
Net (Loss)	$(685,740)	$(204,108)	$(1,417,755)	$(1,548,694)

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

We had no sales or restaurant operating costs for the three-month periods ended September 30, 2011 and September 30, 2010.  Consequently, we had no operating loss during these periods.

Our total general and administrative expenses increased by $473,773, from $114,965 in the three-month period ended September 30, 2010 to $618,738 in the same period in 2011.  The increase in general and administrative expenses was due primarily to increases in professional fees, stock-based compensation for salaries, wages and benefits, professional fees, and financing activities, marketing expenses, and other expenses, all as described below.

Our professional fees expenses increased by $38,015, from $14,806 in the three-month period ended September 30, 2010 to $52,821 during the same period in 2011, due primarily to fees paid for SEC compliance reporting.  Stock-based compensation related to salaries, wages and benefits increased by $142,007, from $8,664 in the three-month period ended September 30, 2010 to $150,671 in the same period in 2011, due primarily to stock warrants given to the CEO.  Stock-based compensation related to professional fees increased by $179,992, from $0 in the three-month period ended September 30, 2010 to $179,992 in the same period in 2011, due primarily to increased stock warrants given to professional service providers in the three-month period ended September 30, 2011.  Stock-based compensation related to financing activities increased by $54,042, from $18,244 in the three-month period ended September 30, 2010 to $72,286 in the same period in 2011, due primarily to stock warrants given to individuals who advanced funds to the Company.  Marketing expenses increased by $55,312, from $0 in the three-month period ended September 30, 2010 to $55,312 in the same period in 2011, due primarily to expenditures for website redesign.  Our other expense increased by $28,619, from $10,766 in the three-month period ended September 30, 2010 to $39,385 in the same period in 2011.  The increase in other expense was due primarily to increases in oven repairs and travel as the Company prepared for resumed operating activities.

The increases in general and administrative expenses described in the previous paragraph were partially offset by decreases in rent expenses and expenses related to depreciation and amortization.  Rent expenses decreased by $11,639, from $13,079 in the three-month period ended September 30, 2010 to $1,440 in the same period in 2011, due primarily to the Company having abandoned most rented facilities.  Depreciation and amortization expenses decreased by $19,832, from $34,781 in the three-month period ended September 30, 2010 to $14,949 in the same period in 2011 due to assets no longer being depreciated, as they were written off as impaired in prior periods.  Overall, the decreases in rent expenses and expenses related to depreciation and amortization were not as great as the increases in the general and administrative expenses described in the previous paragraph.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

We had no sales or restaurant operating costs for the nine-month period ended September 30, 2011.  Consequently, we had no operating loss during this period.  For the nine-month period ended September 30, 2010, we had $14,010 in sales and $71,965 in restaurant operating costs.  Consequently, our operating loss for the nine-month period ended September 30, 2010 was $57,955.  Our operating loss in the nine-month period in 2010 was due to our restaurant operations in that period, with no comparable operation during the same period in 2011.

Our total general and administrative expenses decreased by $176,241, from $1,319,071 in the nine-month period ended September 30, 2010 to $1,142,830 in the same period in 2011.  The decrease in general and administrative expenses was due primarily to an impairment of restaurant assets in 2010 without a similar impairment in 2011 and to decreases in salaries, wages and benefits expenses, professional fees, rent expenses, depreciation and amortization, and other expenses, all as described below.

We incurred an impairment loss of restaurant assets during the nine-month period ended September 30, 2010, without any similar impairment loss during the same period in 2011.  This impairment loss on assets is due to the closure of our restaurant in Los Gatos, California in 2010.  Our expenses relating to salaries, wages and benefits decreased by $27,255, from $177,477 in the nine-month period ended September 30, 2010 to $150,222 in the same period in 2011.  The decrease in expenses relating to salaries, wages and benefits is due primarily to the decrease in staffing associated with our restaurant operations as such operations have ceased.  Our professional fees expenses decreased by $37,850, from $93,063 in the nine-month period ended September 30, 2010 to $55,213 during the same period in 2011, due primarily to the lack of professional fees in the first half of 2011 where SEC reporting was not maintained.  Our rent expenses decreased by $56,590, from $60,850 in the nine-month period ended September 30, 2010 to $4,260 in the same period in 2011, due primarily to the termination of the lease on our restaurant property.  Depreciation and amortization expenses decreased by $53,613, from $96,251 in the nine-month period ended September 30, 2010 to $42,638 in the same period in 2011, due primarily to the impairment loss recognition on restaurant and related assets, wherein such assets are immediately written off and depreciation is no longer recorded.  Our other expense decreased by $19,253, from $76,231 in the nine-month period ended September 30, 2010 to $56,978 in the same period in 2011, due primarily to curtailed operating activity as a result of the closure of our restaurant.

The decreases in general and administrative expenses described in the previous paragraph were partially offset by increases in stock-based compensation costs and marketing expenses.  Stock-based compensation for salaries, wages and benefits increased by $115,314, from $65,898 in the nine-month period ended September 30, 2010 to $181,212 in the same period ended September 30, 2011, due to stock warrants given to the CEO as compensation.  Stock-based compensation related to professional activities increased by $130,083, from $49,909 in the nine-month period ended September 30, 2010 to $179,992 in the same period in 2011, due primarily to increased stock warrants given to professional service providers in the nine-month period ended September 30, 2011.  Stock-based compensation related to financing activities increased by $377,574, from $33,870 in the nine-month period ended September 30, 2010 to $411,444 in the same period in 2011, due primarily to increased stock warrants given to individuals who advanced funds to the Company during the nine-month period ended September 30, 2011.  Marketing expenses increased by $48,878, from $11,993 in the nine-month period ended September 30, 2010 to $60,871 in the same period in 2011, due primarily to costs incurred to redesign the website.  Overall, these increases in expenses were not as great as the decreases in the general and administrative expenses described in the previous paragraph.

Working Capital.  Our working capital as of September 30, 2011 and as of December 31, 2010 are summarized in the table below.

	As of
	September 30, 2011	December 31, 2010
Current Assets
Cash	$67,722	$10
Inventory	$95,674	-
Total Current Assets	$163,396	$10

Current Liabilities
Accounts payable	$494,334	$501,960
Accounts payable – related parties	$129,351	$125,107
Due to employees	$546,290	$396,348
Short-term advances	$157,700	$91,500
Total Current Liabilities	$1,327,675	$1,114,915

Working Capital	$(1,164,279)	$(1,114,905)

Our working capital deficiency increased by $49,374, from $1,114,905 at fiscal-year end 2010 to $1,164,279 as of September 30, 2011.  The increase in our working capital deficiency was primarily due to an increase in amounts due to employees of $149,942, from $396,348 at year end 2010 to $546,290 as of September 30, 2011, and to an increase in short-term advances of $66,200, from $91,500 at year end 2010 to $157,700 as of September 30, 2011.

Cash Flows.  Our cash flows for the three-month and nine-month periods ended September 30, 2011 and the comparable periods in 2010 are summarized as follows:

	For the Three-Month Periods Ended		For the Nine-Month Periods Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net (Used) in Operating Activities	$(214,786)	$(15,429)	$(255,221)	$(289,293)
Net Cash Provided (Used) by Investing Activities	$(3,200)	$4,600	$(3,017)	$8,680
Cash Provided by Financing Activities	$284,550	$9,750	$325,950	$170,250
Net Increase (Decrease) in Cash	$66,564	$(1,079)	$67,712	$(110,363)

Cash, Beginning of Period	$1,158	$1,362	$10	$110,646
Cash, End of Period	$67,722	$283	$67,722	$283

We utilized more cash in our operating activities in the three-month period ended September 30, 2011, from $15,429 in the three-month period ended September 30, 2010 to $214,786 in the same period in 2011, primarily due to increased operating losses as the Company gears up for a return to operations.  Our investing activities used $3,200 during the three-month period ended September 30, 2011, compared to $4,600 in cash provided during the same period in 2010, primarily due to the purchase of equipment during the three-month period ended September 30, 2011, as opposed to the sale of equipment during the same period in 2010. We generated more cash from financing activities, from $9,750 provided during the three-month period ended September 30, 2010 to $284,550 provided during the same period in 2011, primarily due to proceeds received from a convertible debt offering.

We utilized less cash in our operating activities in the nine-month period ended September 30, 2011, from $289,293 in the nine-month period ended September 30, 2010 to $255,221 in the same period in 2011, primarily due to diminished operating losses after the closure of the restaurant.  Our investing activities used $3,017 in cash during the nine-month period ended September 30, 2011, compared to providing $8,680 in cash in the same period in 2010, primarily due to the purchase of equipment during the nine-month period ended September 30, 2011, as opposed to the sale of equipment and refunds of deposits during the same period in 2010.  We generated more cash from financing activities, from $170,250 provided during the nine-month period ended September 30, 2010 to $325,950 provided during the same period in 2011, primarily due to the proceeds from a convertible debt offering and proceeds from short-term advances.

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

Management estimated and recorded an impairment losses of $-0- and $653,529 for the nine month ended September 30, 2011 and 2010, respectively, mostly due to the closure of a restaurant in Los Gatos, California. Management estimated no impairment losses for the three months ended September 30, 2011 and 2010, respectively.

Revenue Recognition

The Company recognizes revenue as product is shipped. Sales relating to inventory that was previously written off as impaired due to uncertainty over its market value have been reflected in these financial statements as “other income.”

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

Item 4.                 Controls and Procedures

(a)           Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  This conclusion is based in part on the fact that the Company did not complete prior Reports and related audits within required time periods.

(b)           There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1A.  Risk Factors

Material Changes in Risk Factors

The Risk Factors set forth below do not reflect any material changes from the “Risk Factors” identified in our Annual Report on Form 10-K  for the fiscal year ended December 31, 2010.We have made immaterial edits and updated the financial and other data referenced in the risk factors as of a recent practicable date.

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

We were formed in April 2006.  Our key management individuals have experience in the restaurant industry, but have limited or no experience in internet retailing, establishing a national food service business (directly or through franchise arrangements) or operating a reporting issuer.  Our limited operating history and limited experiencemake it difficult to evaluate our ability to generate revenues, manage growth, obtain necessary capital, manage costs, create profits, and generate cash from operations.  Specifically, our ability to do the following may be impaired:

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

As of September 30, 2011, we had $67,722 in cash and cash equivalents.  We need to obtain a significant amount of additional capital to implement our business plan and meet our financial obligations as they become due.  We may not be able to raise the additional capital needed or may be required to pay a high price for capital.  Factors affecting the availability and price of capital may include the following:

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

Our audited financial statements included in this prospectus were prepared on the assumption that we will continue as a going concern.  Our independent registered public accounting firm has stated that it substantially doubts our ability to continue as a going concern in a report dated November 7, 2011. This doubt is based on the fact that we have had losses since inception, have a stockholders’ deficit and have had no material revenue generating operations since inception.

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

We are completely dependent upon Mary Ann’s Specialty Foods, Inc., and upon a single oven-system located at Specialty Foods, to produce our smoked foods in order to operate the business and generate revenue.  If our oven system breaks down, becomes contaminated or is removed from Specialty Foods’ facility, we would experience an interruption in our ability tosupply products to customers.  This would harm our relationships with our customers and internet affiliates, and harm our revenues in the short run.  Any long-term interruptions in our ability to produce smoked foods would significantly limit our ability to continue operations.

We have entered into a sale/leaseback transaction with respect to our smoker-oven, which creates risk of loss if we default and may inhibit our cash flow.

In July 2011, we entered into a Purchase and Lease Agreement with SMKY Asset Fund LLC, or the Lessor, related to our smoker-oven system.  Pursuant to this Purchase and Lease Agreement we sold the smoker-oven system to the Lessor and are required to pay rent equal to the lesser of (a) $0.20 per pound of product produced using the smoker-oven, or (b) the amount necessary to generate a 30% return on the sum of the purchase price and $5,000.  This rent will lessen our cash flow as we begin to generate revenue, and there is some risk that we will default under the lease and forfeit any right to use the oven, which is the foundation of our business.

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

Our directors, officers, and 5% stockholders and their affiliates control a significant percentageof our outstanding shares of common stock and are expected to continue to control a significant percentage of our outstanding common stock following any financing transactions projected for the foreseeable future.  These directors, officers, 5% stockholders and affiliates effectively control all matters requiring approval by the stockholders, including any determination with respect to the acquisition or disposition of assets, future issuances of securities, declarations of dividends and the election of directors.  This concentration of ownership may also delay, defer, or prevent a change in control and otherwise prevent stockholders other than our affiliates from influencing our direction and future.

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

Item 2.  Unregistered sales of Equity Securities and Use of Proceeds

Other than as previously reported, the Company offered and sold the following securities in reliance upon exemptions from the registration requirements of the Securities Act:

In July 2011, we offered and sold 250,000 shares of common stock to an entity in exchange for financing services with a fair market value of $20,000 (or $0.08 per share).  The offer and sale of such shares of our common stock is being effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) each investor was were provided with certain disclosure materials and all other information requested with respect to our company; (d) each investor acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

In August 2011, we offered and sold 5,000 shares of common stock to an individual in exchange for financing services with a fair market value of $2,250 (or $0.45 per share).  The offer and sale of such shares of our common stock is being effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) each investor was were provided with certain disclosure materials and all other information requested with respect to our company; (d) each investor acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

In September 2011, (i) we offered and sold 21,281 shares of common stock to an entity as payment on accounts payable with a fair market value of $7,448.35 (or $0.35 per share); and (ii) we offered and sold 61,834 shares of common stock to an entity as payment on accounts payable with a fair market value of $14,840.16 (or $0.24 per share) and warrants to purchase 61,834 shares of common stock at $0.25 per share, exercisable over three years.The offer and sale of such shares of our common stock and warrants is being effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) each investor was were provided with certain disclosure materials and all other information requested with respect to our company; (d) each investor acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 6.  Exhibits

See the Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smoky Market Foods, Inc.

November 15, 2011	By: /s/ Edward C. Feintech
Date	Edward C. Feintech, President & Chief Executive Officer

November 15, 2011	By: /s/ Shane Campbell
Date	Shane Campbell Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Schema Document	Filed herewith

101.CAL	XBRL Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Definition Linkbase Document	Filed herewith

101.LAB	XBRL Label Linkbase Document	Filed herewith

101.PRE	XBRL Presentation Linkbase Document	Filed herewith