Form 10-K/A
period 2010-12-31
SMOKY MARKET FOODS INC
filed 2012-01-10
CIK 1370544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K is being added solely to add the Company's Audit Report as page F-1 to this Report.  No other changes have been made since the original Form 10-K was filed on September 1, 2011.

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

Item 15.  Exhibits and Financial Statement Schedules.

Exhibit No.	Exhibit	Incorporated by Reference/Filed Herewith
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Amendment No. 3 to Registration Statement on Form SB-2 filed on August 24, 2007, File No. 333-143008
3.2	Bylaws	Incorporated by reference to Amendment No. 3 to Registration Statement on Form SB-2 filed on August 24, 2007, File No. 333-143008
4.1	Form of Common Stock Certificate	Incorporated by reference to Amendment No. 3 to Registration Statement on Form SB-2 filed on August 24, 2007, File No. 333-143008
4.2	Series 2008A Warrant dated September 8, 2008	Incorporated by reference to the Current Report on 8-K filed on September 10, 2008, File No. 000-52158
4.3	Series 2009B Warrant dated May 29, 2009	Incorporated by reference to the Current Report on 8-K filed on June 4, 2009, File No. 000-52158

4.4	Series 2009C Warrant dated October 30, 2009	Incorporated by reference to the Current Report on 8-K filed on November 6, 2009, File No. 000-52158
4.5	Warrant dated March 5, 2010	Incorporated by reference to the Current Report on 8-K filed on March 19, 2010, File No. 000-52158
4.6	Series 2011C Warrant dated August 25, 2011	Filed herewith
10.1	2006 Stock Incentive Plan	Incorporated by reference to Registration Statement on Form 10-SB filed on February 16, 2007, File No. 000-52158
10.2	Form of NonStatutory Stock Option Agreement	Incorporated by reference to Registration Statement on Form 10-SB filed on February 16, 2007, File No. 000-52158
10.3	Employment Agreement dated May 10, 2007 with Edward C. Feintech	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 14, 2007, File No. 000-52158
10.4	Consulting Agreement dated May 1, 2008 with International Monetary	Incorporated by reference to the Current Report on 8-K filed on May 8, 2008, File No. 000-52158
10.5	Promissory Note dated September 8, 2008	Incorporated by reference to the Current Report on 8-K filed on September 10, 2008, File No. 000-52158
10.6	Note and Share Purchase Agreement dated January 27, 2009 with 70 Limited LLC	Incorporated by reference to the Current Report on 8-K filed on February 2, 2009, File No. 000-52158
10.7	Note, Share and Warrant Purchase Agreement dated May 28, 2009 with 70 Limited LLC and The Jimma Lee Beam Revocable Trust	Incorporated by reference to the Current Report on 8-K filed on June 4, 2009, File No. 000-52158
10.8	Promissory Note dated May 29, 2009	Incorporated by reference to the Current Report on 8-K filed on June 4, 2009, File No. 000-52158
10.9	License Termination and Asset Transfer Agreement dated June 30, 2009 with Smoky Systems, LLC	Incorporated by reference to the Current Report on 8-K filed on July 7, 2009, File No. 000-52158
10.10	Option Agreement dated October 30, 2009 with Mary Ann’s Specialty Foods, Inc.	Incorporated by reference to the Current Report on 8-K filed on November 6, 2009, File No. 000-52158
10.11	Second Amended and Restated Processing Agreement dated October 30, 2009 with Mary Ann’s Specialty Foods, Inc.	Incorporated by reference to the Current Report on 8-K filed on November 6, 2009, File No. 000-52158
10.12	Consulting Agreement dated October 30, 2009 with William Korleski	Incorporated by reference to the Current Report on 8-K filed on November 6, 2009, File No. 000-52158
10.13	Note and Warrant Purchase Agreement dated March 5, 2010 with 70 Limited LLC	Incorporated by reference to the Current Report on 8-K filed on March 29, 2010, File No. 000-52158

10.14	Secured Promissory Note dated March 5, 2010	Incorporated by reference to the Current Report on 8-K filed on March 29, 2010, File No. 000-52158
10.15	Security Agreement dated March 5, 2010	Incorporated by reference to the Current Report on 8-K filed on March 29, 2010, File No. 000-52158
10.16	Executive Consulting Agreement dated March 25, 2010 with Harvey Hoffenberg	Incorporated by reference to the Annual Report on Form 10-K filed on April 15, 2010
10.17	Purchase and Lease Agreement dated July 25, 2011 with SMKY Asset Fund, LLC	Previously Filed
23.1	Consent of Independent Registered Public Accountants	Previously Filed
24	Power of Attorney	Included on the signature page hereof
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SMOKY MARKET FOODS, INC. By: /s/ Eddie Feintech Eddie Feintech Chief Executive Officer Date: January 9, 2012

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Edward C. Feintech Edward C. Feintech	Chief Executive Officer, President and Chairman (Principal Executive Officer)	January 9, 2012

/s/ Shane Campbell Shane Campbell	Director, Chief Financial Officer (Principal Financial and Accounting Officer)	January 9, 2012

/s/ Scott L. Bargfrede Scott L. Bargfrede	Director	January 9, 2012

SMOKY MARKET FOODS, INC.
Financial Statements
December 31, 2010 and 2009

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Smoky Market Foods, Inc.

We have audited the accompanying balance sheets of Smoky Market Foods, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2010 and 2009. Smoky Market Foods, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smoky Market Foods, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has had minimal revenues, has negative working capital at December 31, 2010, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
August 30, 2011

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