Form 10-K
period 2011-12-31
SMOKY MARKET FOODS INC
filed 2012-04-16
CIK 1370544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

[ ] Large Accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer (Do not check if a smaller reporting company)	[X] Smaller reporting company

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

As of March 31, 2012, the registrant had 104,321,861 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the use of forward-looking words such as “anticipate,”“estimate,”“project,”“likely,”“believe,”“intend,”“expect,” or similar words. These statements relate to our, and, in some cases, our clients’ or business partners’ future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statements. It is important to note that such statements may not prove to be accurate and that our actual results and future events will differ, and could differ materially, from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under “Item 1A. Risk Factors.” You are also encouraged to review our other filings with the Securities and Exchange Commission (the “SEC”) describing other factors that may affect our future results. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

PART I

Item 1. Business.

Overview

Organization & Business Model

We are a Nevada corporation incorporated in April 2006, with our principal office at 1511 E. 2nd Street, Webster City, Iowa 50595. Our telephone number is (866) 851-7787. We are a development stage company and have minimal revenue to date from wholesale foodservice distribution of our product. We plan to increase our revenue-producing operations in 2012.

We use USDA-approved, custom-engineered, proprietary wood-burning oven technology to produce a complete line of fully cooked, Smoke-BakedTM meat and fish. We plan to sell our line of smoked foods under the Smoky Market brand through multiple channels of foodservice and retail distribution. These distribution channels include retail sales through point-of-sale display merchandising in both traditional and non-traditional high-traffic venues, over the Internet, and foodservice sales to wholesale distributors. Additionally, we intend to produce certified kosher smoked foods and to distribute this line of products under the “Smoky Kosher” brand through the same distribution channels. In the future, we intend to develop a national chain of fast-casual, gourmet barbecue restaurants under the name “BarBQ Diner” that would operate without having to handle and cook raw product on site. We produce our smoked foods at a centralized location and we expect to be able to deliver food of consistent size, taste and quality.

Our focus of operations at this time is the expansion of our wholesale foodservice distribution and the development of our retail channels through display merchandising and Internet operations. Once revenues from these primary distribution channels have gained traction, we intend to pursue development of the BarBQ Diner restaurant concept. We expect that operating dual channels of distribution for our smoked foods will enable us to maximize the operating and financial efficiencies of our production capacity.

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

Food Production & Distribution

Proprietary Smoking Technology and Ovens

The wood-burning smoker-oven system used to produce our line of wood-smoked foods uniquely “Smoke-Bakes”TMmeat and fish with a smoke-heat-vapor that is generated by the slow burning of hickory and apple timber, after which the fully-cooked smoked foods are portion-cut and vacuum-packaged for freshness. The smoke-heat-vapor infuses the meat and fish with an authentic smoky taste, but with delicate flavor that is not over-powering. No additives (water, sugar, high amounts of sodium, liquid smoke, etc.) and no preservatives are used in the process; only garlic, natural spices, and very little sea salt are applied as seasoning.

In July 2011, we entered into a Purchase and Lease Agreement (the “Sale/Lease Agreement”) with SMKY Asset Fund LLC (the “Lessor”) related to our smoker-oven system. Pursuant to the Sale/Lease Agreement, we sold the smoker-oven system to the Lessor for a purchase price equal of $240,000. In addition, we are required to issue to Lessor a warrant to purchase a share of common stock for each $1.00 in purchase price paid. The warrants have an exercise price of $0.50 per share, a five-year term and include net exercise provisions. We leased back the smoker-oven system for rent equal to the lesser of (a) $0.20 per pound of product produced using the smoker-oven, or (b) the amount necessary to generate a 30% return on the sum of the purchase price and $5,000. The Sale/Lease Agreement has a 10-year term, provided that we may repurchase the smoker-oven system at any time after July 25, 2014 that the market price for our common stock has exceeded $0.50 for thirty trading days. The repurchase price is a number of shares of common stock with a fair market value equal to 20 times the sum of (a) the purchase price, plus (b) $5,000.

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

With respect to meat, fish and other raw materials used to make our products, we require that all of our raw beef, pork, lamb and poultry be raised without growth hormones, steroids and antibiotics, and our salmon is “open-pen” farmed naturally from Canadian rivers. Market prices for meat, fish and other food items are subject to constant fluctuation and frequent shortages of item availability, which we expect to mitigate through contract purchasing. We have established strategic supply relationships with Special Foods and Coast Seafood, a supplier of fish products, that we believe will enable lower market prices as we grow and achieve economies-of-scale.

Canadian & Kosher Meat & Fish Production

We intend to form two subsidiary companies to handle production of meat and fish for specific channels of distribution. We intend to install a smoker-oven system into the processing facility of a fish company located in Canada, which will enable us to produce and market “wild” salmon and other fish for distribution into the Canadian region as well as into Asia and Europe. We expect this Canadian processing arrangement to be consummated during 2012, subject to the availability of capital.

We have created the Smoky Kosher brand for production and marketing of a line of fully-certified kosher smoked foods, which will be distributed by in-store retail merchandising and Internet sales, as well as export sales to Israel and other international regions. To produce our kosher line, we plan to build an addition to the facility of Specialty Foods subject to our being able to raise sufficient capital to exercise our option to acquire the property.

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

Smoked Food Products

Below is our line of smoked foods that we expect to produce under the Smoky Market retail and foodservice brands, with certain of these items intended to also be featured in our BarBQ Diner concept and Smoky Kosher marketing operations.

Our line of wood-smoked foods presently includes the following:

Entrée Items (Individual serving portions that are ready to “heat’n serve”)

●	Pork Loin Baby Back Ribs
●	Pork Country-Style Ribs
●	Pork Loin Chop
●	Beef Spare Ribs
●	Carved Boneless Chicken Breast
●	Jumbo Chicken Thigh
●	Cornish Game Hen
●	Turkey Breast, Thigh & Leg
●	Rack Of Lamb & Lamb Chops
●	Duck
●	Salmon & Trout

Sliced, Pulled or Cut Smoked Foods(Sliced, pulled or cut from the bone and packaged in portion servings for sandwiches, or to add to salads, tacos, casseroles & soups)

●	Beef Sirloin Tri-Tip
●	Beef Brisket
●	Corned Beef Brisket
●	Pork Loin Roast
●	Pork Shoulder
●	Boneless Pork Leg
●	Carved Chicken Strips
●	Turkey Breast

Smoked Finger Foods (Delicate smoky treats for snacking fun & entertainment)

●	Beef & Pork Meatballs
●	Pork Country Rib Strips
●	Pork Ribletts
●	Carved Chicken Strips
●	Chicken Drummies (Regular & Teriyaki)
●	Lamb Ribletts Teriyaki

Side Order Foods

●	Hickory Smoke-BakedTM Beans
●	Creamy-Garlic Coleslaw Dressing & Veggie Dip
●	Southern-Style Barbecue Dipping Sauce

Marketing & Operations

Smoky Market Retail Distribution

We have completed a re-branding design of the Smoky Market logo and website, which depicts a more contemporary, gourmet quality appeal to the brand image. Our website, at www.smokymarket.com, is live for on-line ordering of our Smoke-Baked Salmon, which is our introductory product, and we expect to feature more items as our production capacity is expanded. We consider the smoked salmon to be the most unique product we produce and consumer market trends show the consumption of salmon to be growing substantially due to its healthful benefits.

Fulfillment &Distribution

Product produced at our Iowa facility is shipped to Neesvig, Inc., our fulfillment partner in Wisconsin, for fulfillment of orders placed on our website. We have no fixed expense relative to production of product and fulfillment of Internet orders, which serves to substantially limit our costs while revenues begin to grow. When we begin to establish distribution into retail store and chain venues, our plan is to ship product to regional distributors that will provide distribution services to these outlets.

In the months to come, we expect to place our attractive point-of-sale display merchandisers into selected traditional and non-traditional food buying venues that include supermarkets, chain beverage stores, truck stops, corporate office complexes, drug and convenience store chains, and fitness gyms.

Smoky Market Foodservice Distribution

In November 2011, we established a brokerage relationship with SYSCO Foodservice of Iowa for wholesale distribution of selected products to commercial and institutional end-users throughout the State of Iowa. Initially, SYSCO-Iowa is featuring three items of our Smoke-Baked Salmon including a 6 oz. entrée fillet, 6 oz. package of flaked salmon, and a 3 lb. whole fillet for buffet catering. In 2012, we expect to expand our offering of items through foodservice and, subject to financing, we further intend to affiliate with many more of the 150 SYSCO divisions in the US for distribution of our products. In particular, our foodservice marketing plan focuses on specialized licensed menu systems that are designed for the operations of caterers, convenience stores, coffee and deli shops, in addition to sales of product to general commercial and institutional end-users. We believe the healthcare segment offers substantial marketing opportunity for our products given the healthfulness of our Smoke-Baked quality.

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

Employees

We currently have a total of four paid full-time employees and two paid part-time contractors, which include two officers (Edward C. Feintech, our CEO and Marli Craig, our Secretary), a controller, a quality-control operator of our smoker-oven system, and two executives, our Chief Financial Officer and our Chief Information Officer, providing services on a part-time basis as consultants for which they are paid in cash and/or stock.

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

As of December 31, 2011, we had $17,614 in cash and cash equivalents. We need to obtain a significant amount of additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

●	the availability and cost of capital generally;
●	our financial results, including our liquidity situation;
●	the market price of our common stock;
●	the experience and reputation of our management team;
●	market interest, or lack of interest, in our industry and business plan;
●	the trading volume of, and volatility in, the market for our common stock;
●	our ongoing success, or failure, in executing our business plan;
●	the amount of our capital needs; and
●	the amount of debt, options, warrants and convertible securities we have outstanding.

We may be unable to meet our current or future obligations or to adequately exploit existing or future opportunities if we cannot raise sufficient capital. If we are unable to obtain capital for an extended period of time, we may be forced to discontinue operations.

Our auditors have included an explanatory paragraph in our financial statements regarding our status as a going concern.

Our audited financial statements included in this prospectus were prepared on the assumption that we will continue as a going concern. Our independent registered public accounting firm has stated that it substantially doubts our ability to continue as a going concern in a report dated April 16, 2012. This doubt is based on the fact that we have had losses since inception, have a stockholders’ deficit and have had no material revenue generating operations since inception.

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

The market price of our common stock, like that of the securities of other early-stage companies, is highly volatile. Our stock price may change dramatically as the result of announcements of our quarterly results, the rate of our expansion, significant litigation or other factors or events that would be expected to affect our business or financial condition, results of operations and other factors specific to our business and future prospects. In addition, the market price for our common stock may be affected by various factors not directly related to our business, including the following:

●	intentional manipulation of our stock price by existing or future stockholders;
●	short selling of our common stock or related derivative securities;
●	a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares;
●	the interest, or lack of interest, of the market in our business sector, without regard to our financial condition or results of operations;
●	the adoption of governmental regulations and similar developments in the United States or abroad that may affect our ability to offer our products and services or affect our cost structure;
●	developments in the businesses of companies that purchase our products; or
●	economic and other external market factors, such as a general decline in market prices due to poor economic indicators or investor distrust.

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

Item 4. Mine Safety Disclosures

This item is not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price

The table below sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board and the Pink Sheets for the periods indicated. Until November 2010, our common stock was quoted on the OTC Bulletin Board under the symbol SMKY. Since that time, our common stock has been quoted on the Pink Sheets.

	High	Low
Fiscal Year Ended December 31, 2011
Quarter ended December 31, 2011	$0.33	$0.10
Quarter ended September 30, 2011	$0.50	$0.10
Quarter ended June 30, 2011	$0.08	$0.01
Quarter ended March 31, 2011	$0.02	$0.01

Fiscal Year Ended December 31, 2010
Quarter ended December 31, 2010	$0.01	$0.005
Quarter ended September 30, 2010	$0.08	$0.07
Quarter ended June 30, 2010	$0.10	$0.01
Quarter ended March 31, 2010	$0.05	$0.01

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Our common stock began quotation on the OTC Bulletin Board on September 11, 2007 and was removed from quotation thereon on November 16, 2010, but has since been up-listed back to quotation status.

Outstanding Shares and Number of Stockholders

As of March 31, 2012, there were 104,321,861 shares of common stock issued and outstanding, which were held by approximately 300 holders of record and no shares of preferred stock outstanding.

Dividends

We have never declared or paid dividends on any class of equity securities, and we currently intend to retain any future earnings for use in our business and do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the company are authorized for issuance as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,887,500	$0.10	742,500
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,887,500	0.10	742,500

Recent Sales of Unregistered Securities

Other than transactions previously reported, the Company offered and sold the following securities without being registered under the Securities Act.

In October 2011, (i) in exchange for services, we offered and sold to an entity a total of 10,000 shares of common stock with a fair market value of $3,000 (or $0.30 per share); (ii) in exchange for services, we offered and sold to an entity a total of 185,000 shares of common stock with a fair market value of $42,550 (or $0.23 per share); and (iii) in exchange for services, we offered and sold to an entity a total of 115,000 shares of common stock with a fair market value of $26,450 (or $0.23 per share).  The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

In November 2011,(i) in exchange for services, we offered and sold to an individual a total of 250,000 shares of common stock with a fair market value of $37,500 (or $0.15 per share); and (ii) in exchange for debt, we offered and sold to an individual warrants to purchase 250,000 shares of common stock at $0.25 per share, exercisable over three years.The offer and sale of such shares of our common stock and warrants to purchase shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

Overview

We use proprietary, custom-engineered, USDA-approved wood-burning oven technology to produce a complete line of fully-cooked Smoke-BakedTM meat and fish, and special recipe dishes. From a 15-acre food production campus located in central Iowa and owned by our exclusive meat processor, Mary Ann’s Specialty Foods, Inc. (“Specialty Foods”), we plan to sell our line of smoked foods through multiple channels of foodservice and retail distribution under the Smoky Market brand. These distribution channels include retail sales through point-of-sale display merchandising in traditional and non-traditional high-traffic venues, over the Internet, and foodservice sales to wholesale distributors. Additionally, we intend to produce certified kosher smoked foods and to distribute this line of products under the “Smoky Kosher” brand through the same marketing channels. In the future, we intend to develop a national chain of fast-casual, gourmet barbecue restaurants under the name “BarBQ Diner” that would operate without having to handle and cook raw product on site.

Our focus of operations at this time is the expansion of our wholesale foodservice distribution and development of our retail channels through display merchandising and Internet operations. Once revenues from our primary distribution channels have gained traction, we intend to pursue development of the BarBQ Diner restaurant concept. We expect that operating dual distribution channels for our smoked foods will enable us to maximize the operating and financial efficiencies of our production capacity.

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

We have generated net losses in each fiscal year since our inception in the development of our business model. In October 2009, we began to generate initial revenue from food sales at our Los Gatos, CASmoky Market restaurant, but subsequently closed the restaurant. As discussed in “Liquidity and Capital Resources” below, in June 2009 we received $1.5 million in capital financing, which we used toward debt repayment, the opening the Los Gatos restaurant to test our foodservice system, and for our website to launch our Internet business. We estimate that we will need up to $5 million of additional financing in order to accomplish our plans as follows: $1 million for expansion of Smoky Market foodservice operations and launch of retail merchandising, and $4 million for expansion of production capacity relative to Specialty Foods and the Canadian and kosher smoker oven systems to be installed. We expect such proceeds to be provided by our forthcoming private financing transaction.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $17,614 and a working capital deficit of $1,381,738, as compared to cash and cash equivalents of $10 and a working capital deficit of $1,114,905as of December 31, 2010.

To finance the expansion of our wholesale, distribution, and Internet retail operations, we intend to seek additional financing in the first half of 2012. Given that we are not yet in a positive cash flow or earnings position, the options available to us are fewer than to a positive cash flow company and generally do not include bank financing. To raise additional capital, we expect to issue equity securities, including preferred stock, common stock, warrants and/or convertible securities. We do not have any commitments from any party to provide required capital and may, or may not, be able to obtain such capital on reasonable terms or at all.

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

In August 2010, the Company and 70 Limited LLC agreed to refinance the note. Pursuant to the agreement, both loans were combined, along with accrued interest, forming a new loan with a maturity date of August 18, 2020. The note will accrue interest at a 10% annual rate until repaid. Prior warrants were revised to allow for exercise at $.05 per warrant as opposed to the previous $.15. The term for exercising the warrants was adjusted to ten years as opposed to five years on the cancelled warrants. The new warrants were valued based on the Black-Scholes method using a risk-free rate of return of .15% and volatility of 347%.

In July 2011, we entered into a Purchase and Lease Agreement (the “Sale/Lease Agreement”) with SMKY Asset Fund LLC (the “Lessor”) related to our smoker-oven system. Pursuant to the Sale/Lease Agreement, we sold the smoker-oven system to the Lessor for a purchase price equal of $240,000. In addition, we are required to issue to Lessor a warrant to purchase a share of common stock for each $1.00 in purchase price paid. The warrant has an exercise price of $0.50 per share, a five-year term and includes net exercise provisions. We leased back the smoker-oven system for rent equal to the lesser of (a) $0.20 per pound of product produced using the smoker-oven, or (b) the amount necessary to generate a 30% return on the sum of the purchase price and $5,000. The Sale/Lease Agreement has a 10-year term, provided that we may repurchase the smoker-oven system at any time after July 25, 2014 that the market price for our common stock has exceeded $0.50 for thirty trading days. The repurchase price is a number of shares of common stock with a fair market value equal to 20 times the sum of (a) the purchase price, plus (b) $5,000.

In October and December 2011, the Company received an aggregate of $77,500 in cash from Asher Enterprises, Inc. in return for two promissory notes in the amounts of $42,500 and $35,000, respectively. The notes accrue interest at an annual rate of 8% until repaid and carry a maturity date of July 11, 2012 and September 15, 2012, respectively. The notes are convertible into shares of our common stock at conversion prices equal to a discount of 45% to the then current market price.

During 2011, principal uses of cash were approximately $340,000 to finance operating losses and approximately $3,200 for equipment.

There are no expected capital expenditures during the first part of 2012.

Assuming the success of our wholesale foodservice distribution and development of our retail channels through display merchandising and Internet operations, which are expected to utilize a substantial portion of our existing production capacity, we anticipate the need to invest as much as $1,500,000 to create additional production capacity at Specialty Food’s production facility to support our expanded marketing operations. This will most likely require the construction of an additional building adjacent to Specialty Food’s existing production space for more ovens and packaging equipment. We have entered into agreements with Specialty Foods under which we were granted an option to construct an up to 80 thousand square foot building on its property to accommodate additional smoker ovens and equipment and an option to purchase the 15-acre campus on which Specialty Foods operates if needed to accommodate growth of the Company’s business (subject to an obligation to lease back to Specialty Foods its processing facility). We anticipate that the financing to pay for the proposed building addition will be generated from a combination of our sales and additional financing transactions involving debt or equity securities. If we are unable to obtain financing to construct the building addition as planned, we will be forced to significantly curtail our proposed expansion, and our ability to grow revenue will be halted until increased capacity can be created.

Results of Operations

Our revenues from operations and our operating expenses decreased in 2011. The revenue decrease was due primarily to a less revenue generated from wholesale and internet activities in 2011 than revenue generated from restaurant and internet activities in 2010. The operating expense decrease was due primarily to lower costs associated with wholesale and internet activities in 2011 (as compared to restaurant costs in 2010) and to decreases in depreciation and amortization, rent expenses, other expenses, and an impairment loss taken in 2010 with no corresponding loss in 2011, as summarized and discussed below. Also, our working capital deficiency increased from 2010 to 2011 as summarized and discussed below.

Revenues and Expenses. Our operating results for the years ended December 31, 2010 and 2009 are summarized as follows:

	For the years ended
	December 31, 2011	December 31, 2010
Sales	$10,669	$14,313
Cost of Sales	$104,975	$180,803
Gross Profit (loss)	$(94,306)	$(166,490)
General & Administrative Expenses
Salaries, Wages & Benefits	$218,377	$235,047
Professional Fees	$83,608	$227,181
Marketing	$69,610	$12,143
Depreciation/amortization	$66,793	$125,587
Rent	$5,320	$71,846
Impairment loss on assets	-	$995,493
Stock based compensation
Salaries, Wages & Benefits – related parties	$187,875	$72,562
Professional	$324,222	$55,159
Financing	$411,444	$39,561
Other	$109,537	$82,392
Total General & Administrative Expenses	$1,476,786	$1,916,971
Operating Loss	$(1,571,092)	$(2,083,461)
Other Expense – Net	$(343,804)	$(237,295)
Net (Loss)	$(1,914,896)	$(2,320,756)

Sales decreased by $3,644, from $14,313 in 2010 to $10,669 in 2011, and costs of sales decreased by $75,827, from $180,802 in 2010 to $104,975. The decrease in costs of sales was due primarily to lower costs associated with wholesale and internet activities conducted in 2011 as compared to costs associated with our restaurant activities in 2010. Our general and administrative expenses decreased by $440,185, from $1,916,971 in 2010 to $1,476,786 in 2011. Our operating loss decreased by $512,369, from $2,083,461 in 2010 to $1,571,092 in 2011.

The decrease in general & administrative expenses was due primarily to an impairment loss on restaurant assets and decreases in salaries, wages and benefits, professional fees, depreciation and amortization, and rent expenses. We incurred an impairment of restaurant assets in the amount of $995,493 in 2010, with no such impairment in 2011. This impairment related to the closure of the Company’s restaurant in Los Gatos, California in 2010. Fees relating to salaries, wages and benefits decreased by $16,670, from $235,047 in 2010 to $218,377 in 2011, due primarily to decreases in staffing associated with the Company’s restaurant operations as such operations have ceased. Professional fees decreased by $143,573, from $227,181 in 2010 to $83,608 in 2011, primarily due to consulting fees incurred in 2010 with no similar fees incurred in 2011. Depreciation and amortization expenses decreased by $58,794, from $125,587 in 2010 to $66,793 in 2011, due primarily to the impairment loss recognition on restaurant and related assets, wherein such assets are immediately written off and depreciation is no longer recorded. Rent expenses decreased by $66,526, from $71,846 in 2010 to $5,320 in 2011, due primarily to the closing of our Los Gatos restaurant in 2010.

The decreases described above were partially offset by increases in marketing expenses, stock-based compensation, and other expenses. Marketing expenses increased by $57,467, from $12,143 in 2010 to $69,610 in 2011, due primarily to a marketing initiative with Weight Watchers in 2011 to promote Internet sales, with no similar expense in 2010. Stock-based compensation for salaries, wages and benefits increased by $115,313, from $72,562 in 2010 to $187,875 in 2011, primarily due to the granting of warrants to staff in 2011 when salaries had to be accrued. Stock-based compensation in the category of professional services increased by $269,063, from $55,159 in 2010 to $324,222 in 2011, primarily due to the granting of warrants for professional services. Stock-based compensation in the category of financing activities increased by $371,883, from $39,561 in 2010 to $411,444 in 2011, primarily due to the granting of warrants for financing services. Overall, total stock-based compensation expense increased by $756,259, from a total of $167,282 in 2010 to a total of $923,541 in 2011. Other expenses increased by $27,145, from $82,392 in 2010 to $109,537 in 2011, due primarily to higher repairs and maintenance costs related to our smoker oven as well as increased travel costs.

In the opinion of our management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Working Capital. Our working capital for the years ended December 31, 2011 and 2010 is summarized in the table below. For the categories of current assets and current liabilities, the line items included in the table below represent selected components of each category that are material to an understanding of our working capital deficiency. For a complete listing of all components of each category please refer to the financial statements accompanying this Report.

	As of December 31:
	December 31, 2011	December 31, 2010
Current Assets
Cash	$17,614	$10
Inventory	$16,816	-
Total Current Assets	$34,430	10

Current Liabilities
Accounts payable	$524,338	$501,960
Accounts payable – related parties	$145,933	$125,107
Due to employees	$602,489	$396,348
Short-term advances	$94,700	$91,500
Convertible debt	$48,708	-
Total Current Liabilities	$1,416,168	$1,114,915

Working Capital Deficiency	$(1,381,738)	$(1,114,905)

Our working capital deficiency increased by $266,833, from $1,114,905 in 2010 to $1,381,738 in 2011. The increase in our working capital deficiency was primarily due to (i) an increase in liabilities due to employees of $206,141, from $396,348 in 2010 to $602,489 in 2011, and (ii) an increase in convertible debt, with no convertible debt in 2010 and $48,708 in convertible debt in 2011. The increase in liabilities due to employees is due primarily to the accrual of unpaid salaries due to corporate officers, and the increase in convertible debt is due to our issuing a convertible note in 2011 with no corresponding note in 2010.

Cash Flows. Our cash flows for the years ended December 31, 2011 and 2010 are summarized as follows:

	For the years ended
	December 31, 2011	December 31, 2010
Net Cash (Used) in Operating Activities	$(339,829)	$(301,217)
Net Cash (Used) by Investing Activities	$(3,017)	$6,581
Cash Provided by Financing Activities	$360,450	$184,000
Net Increase (Decrease) in Cash	$17,604	($110,636)

Cash, Beginning of Year	$10	$110,646
Cash, End of Year	$17,614	$10

In 2011, we used $339,829 in cash in our operating activities, primarily relating to cover operating expenses while little revenue was earned; we used $3,017 in cash in our investing activities, primarily relating to obtain a motor vehicle; and we generated $360,450 in cash from financing activities, primarily due to the issuance of a new promissory note and advances from individuals.

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

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of property and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Management estimated and recorded an impairment loss at March 31, 2010 relating to the closure of a restaurant in Los Gatos, California. The loss calculation was based on a pending offer on the property. During the three months ended June 30, 2010, the offer was rescinded, so Management recorded an additional impairment loss for the three months ended June 30, 2010. During the last half of the year ended December 31, 2010, the Company recorded additional impairment losses for all operating assets due to the uncertainty of future operating cash flows from such assets. Additionally, the Company sold certain items, receiving $9,125. The total impairment loss was $0 and $995,493 for the years ended December 31, 2011 and 2010, respectively.

Revenue Recognition

Sales are recognized upon shipment.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 as of December 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. This conclusion is based in part on the fact that the Company did not complete certain reports within required time periods.

Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that the records of the Company accurately and fairly reflect the transactions and dispositions of the Company’s assets; assets are safeguarded against loss from unauthorized use or disposition; and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with United States generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Our management’s finding of ineffective internal control over financial reporting results primarily from the fact that the Company has only two full time employees, which is not a sufficient number to implement industry-standard internal controls. Subject to the Company’s ability to obtain financing and hire additional employees, the Company expects to be able to design and implement effective internal controls in the near future.

Changes in Internal Controls

During the last fiscal quarter ended December 31, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position
Edward C. Feintech	65	Founder, Promoter, President, Chief Executive Officer and Chairman of the Board
Scott L. Bargfrede	55	Director
Shane A. Campbell	54	Director and Chief Financial Officer*
Dennis A. Harrison	65	Chief Information Officer*

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

Shane A. Campbell has been our Chief Financial Officer (acting as a consultant) since our incorporation in April 2006.  Mr. Campbell has served as a business advisor to numerous small and medium sized businesses over his twenty-two years of public and private practice. From April 2004 through the present, Mr. Campbell has functioned as the chief financial officer of Smoky Systems, LLC, and other small companies as chief financial officer on a consultant contract basis consultant contractor. Mr. Campbell worked from January 2001 to April 2004 as chief financial officer for MarketLive, Inc. (previously Multimedia Live, Inc.), an e-commerce software company located in Petaluma, California. Prior to that time, from January 1990 through January 2002, Mr. Campbell was an employee and then a partner at Jones, Schiller & Company, LLC, an accounting firm located in San Francisco. Mr. Campbell earned a Bachelor of Science degree from California State University, Chico in December 1981.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors to file reports concerning their ownership of Common Shares with the SEC and to furnish the Company with copies of such reports. Based solely upon the Company’s review of the reports required by Section 16 and amendments thereto furnished to the Company, the Company believes that all reports required to be filed pursuant to Section 16(a) of the Exchange Act during 2010, were filed with the SEC on a timely basis except as follows: a Form 4 for Edward Feintech, an officer and director, was due on February 15, 2011, but was filed on August 26, 2011.

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

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Edward C. Feintech, CEO,	2011	175,000		—	14,000	123,196	—	—	—	312,196
President and Director	2010	175,000		—	31,500	—	—	—	—	206,500

Shane A. Campbell, CFO	2011	36,138	(1)	—	—	60,008	—	—	—	96,146
and Director(1)	2010	50,400	(1)	—	—	30,027	—	—	—	80,427

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

On February 11, 2011, Mr. Feintech was granted 1,750,000 shares of common stock as additional compensation. Such shares were valued at $0.008, for total compensation of $14,000.

On February 13, 2011, Mr. Feintech was granted 400,000 warrants to purchase common stock at a strike price of $0.05. The warrant term extends five years through February 12, 2016. The warrants were valued at $3,212 using the Black-Scholes method, assuming a risk-free rate of return of 0.13% and volatility of 347%.

On September 30, 2011, Mr. Feintech was granted 500,000 warrants to purchase common stock at a strike price of $0.25. The warrant term extends five years through September 29, 2016. The warrants were valued at $119,984 using the Black-Scholes method, assuming a risk-free rate of return of 0.02% and volatility of 317%.

On May 17, 2010, Mr. Campbell was granted 1,500,000 warrants to purchase common stock at a strike price of $0.05. The fair value per common share was $0.02. The warrant term extends five years through May 16, 2015. The warrants were valued at $30,027 using the Black-Scholes method, assuming a risk-free rate of return of .12% to .15% and a volatility of 347%.

On September 30, 2011, Mr. Campbell was granted 250,000 warrants to purchase common stock at a strike price of $0.25. The warrant term extends five years through September 29, 2016. The warrants were valued at $60,008 using the Black-Scholes method, assuming a risk-free rate of return of 0.02% and volatility of 317%.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding equity awards held by the Named Executive Officers as of December 31, 2011:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Edward C. Feintech, CEO, President and Director	325,000	(1)	—	N/A	$0.10	May 31, 2013	N/A	N/A	N/A	N/A
Edward C. Feintech, CEO, President and Director	425,000	(1)	—	N/A	$0.10	May 31, 2014	N/A	N/A	N/A	N/A
Shane A. Campbell, CFO and Director	162,500	(1)	—	N/A	$0.10	May 31, 2014	N/A	N/A	N/A	N/A
Shane A. Campbell, CFO and Director	1,500,000	(2)	—	N/A	$0.05	May 16, 2015	N/A	N/A	N/A	N/A

(1)	Options vested 25% on May 31, 2007 and 1/48th each month thereafter until fully vested.
(2)	No vesting requirement.

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

No directors received any compensation, including option awards, for their service as directors for the Company, during the fiscal year ended December 31, 2011. Information with respect to the compensation of Edward C. Feintech, our Chief Executive Officer and President, is set forth in the tables above.

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

Pursuant to his executive employment agreement dated May 10, 2007, Edward C. Feintech is entitled to receive, as severance and following execution of a release of liabilities in favor of the Company, (i) if the termination was by the Company without cause or by the employee with good reason (except in connection with a change of control), base salary and medical benefits (plus any pro-rated bonus for which he otherwise qualified) for a period of 12-months following the termination, or (ii) if the termination was by the Company without cause or by the employee with good reason and occurred 90days prior to or within one year after a change of control, base salary and medical benefits for a period of 24 months and acceleration of the vesting of any stock options granted under the employment agreement. Mr. Feintech is not entitled to such severance benefits if the termination is either by the Company for cause, by Mr. Feintech without good reason, or after May 10, 2010. A change of control includes (a) any capital reorganization, reclassification of the capital stock of Company, consolidation or merger of Company with another corporation in which Company is not the survivor (other than a transaction effective solely for the purpose of changing the jurisdiction of incorporation of Company), (b) the sale, transfer or other disposition of all or substantially all of the Company’s assets to another entity, and (c) the acquisition by a single person (or two or more persons acting as a group, as a group is defined for purposes of Section 13(d)(3) under the Exchange Act of 1934, as amended) of more than 40% of the outstanding shares of common stock of the Company.

Compensation Committee Interlocks and Insider Participation

The Company has no compensation committee or other board committee performing equivalent functions. Edward C. Feintech, an officer of the Company as well as chairman of the board of directors, participated in deliberations of the Company’s board of directors concerning executive officer compensation during 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 29, 2012 and as adjusted to reflect the sale of the shares of our common stock offered hereby, by:

●	all persons known by us to beneficially own more than 5% of our common stock;
●	each of our named executive officers;
●	each of our directors; and
●	all directors and executive officers as a group.

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

(1) The percentages set forth above have been computed assuming the number of shares of common stock outstanding equals the sum of (a) 104,321,861, which is the number of shares of common stock actually outstanding on March 31, 2012, and (b) shares of common stock subject to options, warrants, convertible notes and similar securities exercisable or convertible for common stock within 60 days of such date held by the person with respect to percentage is computed (but not by any other person).

(2) Includes, in addition to outstanding shares held by Mr. Feintech,703,125 shares issuable upon exercise of non-statutory stock options. Also includes 257,521 shares of common stock held of record by Cheryl Feintech.

(3) Includes 152,344 shares issuable upon the exercise of non-statutory stock options.

(4) Includes 152,344 shares issuable upon the exercise of non-statutory stock options.

(5) Includes 457,031 shares issuable upon the exercise of non-statutory stock options.

(6) Includes 1,464,844 shares issuable upon the exercise of non-statutory stock options.

(7) Based on the Company’s internal records reflecting the stock ownership of Smoky Systems. Jeff Felts and Scott Peterson are co-managers of Smoky Systems, LLC, and, as such, have voting and investment control over these securities. Mr. Felts and Mr. Peterson disclaim beneficial ownership of the securities held by Smoky Systems, LLC.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Arrangements with Officers, Directors and Promoters

Set forth below is a description of certain transactions entered into since January 1, 2011, or presently contemplated, with any officer, director, affiliate or other related person:

Our directors have set the initial salary or consulting fee of certain of our officers as follows (in each case pending availability of capital):

Name	Base Salary or Consulting Fee Per Annum

Edward C. Feintech, President & CEO	$175,000
Shane Campbell, CFO	as needed*
Dennis Harrison, CIO	as needed

*Currently serving as a part-time Chief Financial Officer/Consultant; services are provided on an as-needed basis and salary is being accrued and then paid as cash becomes available.

Relationships with Significant Stockholder

Smoky Systems, LLC beneficially owns approximately 5% of our common stock as of March 31, 2012, and its co-managers are Jeff Felts and Scott Peterson. The following affiliates of our company own the following percentage of the outstanding equity interests of Smoky Systems:

Name of Person	Equity Interest
Edward C. Feintech, President, CEO and Chairman	30%
Shane A. Campbell, CFO and Director	*
Scott L. Bargfrede, Director	*

* Less than 1%

Independence of Board of Directors and Committees

Our Board of Directors currently consists of Edward C. Feintech, our Chairman and Chief Executive Officer, Scott L. Bargfrede, and Shane A. Campbell, our Chief Financial Officer. The Board of Directors has determined that Mr. Bargfrede is independent, using the standards of independence applicable to companies listed on the NASDAQ Stock Market. We do not presently have a standing audit committee, nominating committee, or compensation committee, and we do not have a charter for any such committees. Our entire Board of Directors performs the functions generally performed by such committees. Mr. Bargfrede is independent using the standards of the NASDAQ Stock Market applicable to compensation and nominating committee but may not be independent for purposes of applicable audit committee standards because of the financial relationship disclosed below.

Mr. Bargfrede has been the President and CEO of First American Bank in Webster City, Iowa since October 18, 1999. First American Bank is our company’s primary bank.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The Company’s independent auditor for the years ended December 31, 2010 and 2011 was Seale and Beers, CPAs, and the aggregate fee for auditing in those years was $20,758 and $14,115, respectively.

Audit Related Fees

The aggregate fees for professional services for assurance and other audit related services was $20,758 for the fiscal year ended December 31, 2010 and $14,115 for the fiscal year ended December 31, 2011.

Tax Fees

There were no fees paid to Seal and Beers, CPAs, for tax-related professional services for the year ended December 31, 2010 or the fiscal year ended December 31, 2011.

All Other Fees

Seale and Beers, CPAs, did not provide to the Company any other material services during the fiscal year ended December 31, 2010 or the fiscal year ended December 31, 2011.

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

Item 15.Exhibits and Financial Statement Schedules.

Exhibit No.	Exhibit	Incorporated by Reference/Filed Herewith
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Amendment No. 3 to Registration Statement on Form SB-2 filed on August 24, 2007, File No. 333-143008

3.2	Bylaws	Incorporated by reference to Amendment No. 3 to Registration Statement on Form SB-2 filed on August 24, 2007, File No. 333-143008

4.1	Form of Common Stock Certificate	Incorporated by reference to Amendment No. 3 to Registration Statement on Form SB-2 filed on August 24, 2007, File No. 333-143008

4.2	Series 2008A Warrant dated September 8, 2008	Incorporated by reference to the Current Report on 8-K filed on September 10, 2008, File No. 000-52158

4.3	Series 2009B Warrant dated May 29, 2009	Incorporated by reference to the Current Report on 8-K filed on June 4, 2009, File No. 000-52158

4.4	Series 2009C Warrant dated October 30, 2009	Incorporated by reference to the Current Report on 8-K filed on November 6, 2009, File No. 000-52158

4.5	Warrant dated March 5, 2010	Incorporated by reference to the Current Report on 8-K filed on March 19, 2010, File No. 000-52158

Exhibit No.	Exhibit	Incorporated by Reference/Filed Herewith
4.6	Series 2011C Warrant dated August 25, 2011	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 1, 2011, File No. 000-52158

10.1	2006 Stock Incentive Plan	Incorporated by reference to Registration Statement on Form 10-SB filed on February 16, 2007, File No. 000-52158

10.2	Form of NonStatutory Stock Option Agreement	Incorporated by reference to Registration Statement on Form 10-SB filed on February 16, 2007, File No. 000-52158

10.3	Employment Agreement dated May 10, 2007 with Edward C. Feintech	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 14, 2007, File No. 000-52158

10.4	Consulting Agreement dated May 1, 2008 with International Monetary	Incorporated by reference to the Current Report on 8-K filed on May 8, 2008, File No. 000-52158

10.5	Promissory Note dated September 8, 2008	Incorporated by reference to the Current Report on 8-K filed on September 10, 2008, File No. 000-52158

10.6	Note and Share Purchase Agreement dated January 27, 2009 with 70 Limited LLC	Incorporated by reference to the Current Report on 8-K filed on February 2, 2009, File No. 000-52158

10.7	Note, Share and Warrant Purchase Agreement dated May 28, 2009 with 70 Limited LLC and The Jimma Lee Beam Revocable Trust	Incorporated by reference to the Current Report on 8-K filed on June 4, 2009, File No. 000-52158

10.8	Promissory Note dated May 29, 2009	Incorporated by reference to the Current Report on 8-K filed on June 4, 2009, File No. 000-52158

10.9	License Termination and Asset Transfer Agreement dated June 30, 2009 with Smoky Systems, LLC	Incorporated by reference to the Current Report on 8-K filed on July 7, 2009, File No. 000-52158

10.10	Option Agreement dated October 30, 2009 with Mary Ann’s Specialty Foods, Inc.	Incorporated by reference to the Current Report on 8-K filed on November 6, 2009, File No. 000-52158

Exhibit No.	Exhibit	Incorporated by Reference/Filed Herewith
10.11	Second Amended and Restated Processing Agreement dated October 30, 2009 with Mary Ann’s Specialty Foods, Inc.	Incorporated by reference to the Current Report on 8-K filed on November 6, 2009, File No. 000-52158

10.12	Consulting Agreement dated October 30, 2009 with William Korleski	Incorporated by reference to the Current Report on 8-K filed on November 6, 2009, File No. 000-52158

10.13	Note and Warrant Purchase Agreement dated March 5, 2010 with 70 Limited LLC	Incorporated by reference to the Current Report on 8-K filed on March 29, 2010, File No. 000-52158

10.14	Secured Promissory Note dated March 5, 2010	Incorporated by reference to the Current Report on 8-K filed on March 29, 2010, File No. 000-52158

10.15	Security Agreement dated March 5, 2010	Incorporated by reference to the Current Report on 8-K filed on March 29, 2010, File No. 000-52158

10.16	Executive Consulting Agreement dated March 25, 2010 with Harvey Hoffenberg	Incorporated by reference to the Annual Report on Form 10-K filed on April 15, 2010

10.17	Purchase and Lease Agreement dated July 25, 2011 with SMKY Asset Fund, LLC	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 1, 2011, File No. 000-52158

23.1	Consent of Independent Registered Public Accountants	Filed herewith

24	Power of Attorney	Included on the signature page hereof

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SMOKY MARKET FOODS, INC.

By:	/s/ Eddie Feintech
Eddie Feintech
Chief Executive Officer

Date: April 16, 2012

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

Signature	Title	Date

/s/ Edward C. Feintech	Chief Executive Officer, President	April 16, 2012
Edward C. Feintech	and Chairman (Principal Executive Officer)

/s/ Shane Campbell	Director, Chief Financial Officer	April 16, 2012
Shane Campbell	(Principal Financial and Accounting Officer)

/s/ Scott L. Bargfrede	Director	April 16, 2012
Scott L. Bargfrede

SMOKY MARKET FOODS, INC.

Financial Statements

December 31, 2011 and 2010

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Smoky Market Foods, Inc.

We have audited the accompanying balance sheets of Smoky Market Foods, Inc. as of December 31, 2011 and 2010, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2011 and 2010. Smoky Market Foods, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smoky Market Foods, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that eh Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had minimal revenues, has negative working capital at December 31, 2011, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs,

Seale and Beers, CPAs

Las Vegas, Nevada

April, 16 2012

50 S. Jones Blvd. Suite 202 Las Vegas. NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

SMOKY MARKET FOODS, INC.

Balance Sheets

	As of December 31:
	2011	2010
ASSETS:
Current Assets
Cash	$17,614	$10
Inventory	16,816	-
Total Current Assets	34,430	10
Property and Equipment, net of depreciation	2,844	-
Deposits	-	183
Total Assets	$37,274	$193

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current Liabilities
Accounts payable	$524,338	$501,960
Accounts payable - related parties	145,933	125,107
Accrued payroll costs	602,489	396,348
Short-term advances	94,700	91,500
Convertible debt, including accrued interest, less amortized discount	48,708	-
Total Current Liabilities	1,416,168	1,114,915
Long-term Liabilities
Convertible debt to a related party, less amortized discount	196,384	-
Promissory notes payable to a related party, including accrued interest, less amortized discount	2,452,196	2,137,819
Total Liabilities	4,064,748	3,252,734

Stockholders’ Equity (Deficit)
Preferred Stock, par value $.001, 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common Stock, par value $.001, 200,000,000 shares authorized:
issued and outstanding 104,213,527 and 93,977,246
at December 31, 2011 and December 31, 2010, respectively	104,214	93,978
Deferred Stock-Based Compensation	(28,571)	(55,228)
Other paid-in capital	7,335,079	6,232,009
Accumulated deficit	(11,438,196)	(9,523,300)
Total Stockholders’ Equity (Deficit)	(4,027,474)	(3,252,541)
Total Liabilities and Stockholders’ Equity (Deficit)	$37,274	$193

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.

Statements of Operations

	For the Years Ended December 31:
	2011	2010
Sales
Wholesale	$7,008	$-
Internet	3,661	347
Restaurant, net of discounts	-	13,966
Total Sales	10,669	14,313

Cost of Sales
Wholesale and internet	7,900	-
Restauarant	-	63,579
Write-off of obsolete inventory	97,075	117,224
Total Cost of Sales	104,975	180,803

Gross Profit (loss)	(94,306)	(166,490)

General & Administrative Expenses
Salaries, wages & benefits	218,377	235,047
Professional fees	83,608	227,181
Marketing	69,610	12,143
Depreciation and amortization	66,793	125,587
Rent	5,320	71,846
Loss on impairment of assets	-	995,493
Stock based compensation
Salaries, wages & benefits - related parties	187,875	72,562
Professional	324,222	55,159
Financing	411,444	39,561
Other	109,537	82,392
Total General and Administrative Expenses	1,476,786	1,916,971

Operating Loss	(1,571,092)	(2,083,461)

Other Income (Expense)
Other income (loss)	5,206	(776)
Interest income		52
Loss on conversion of related party debt	(83,017)	-
Interest expense to related parties	(259,000)	(236,370)
Interest expense	(6,993)	(201)

Other Expense - Net	(343,804)	(237,295)

Loss before Income Taxes	(1,914,896)	(2,320,756)

Income Taxes	-	-

Net (Loss)	$(1,914,896)	$(2,320,756)

(Loss) per Share:
Basic and Diluted	$(0.02)	$(0.03)

Weighted Average Number of Shares	101,529,382	90,480,413

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.

Statements of Stockhoder’s Equity

			Deferred	Other
	Common Stock		Stock-Based	Paid-in	Accumulated	Total
	Shares	Amount	Compensation	Capital	Deficit	(Deficit)

Balance, January 1, 2010	86,963,746	$86,964	$(81,885)	$5,879,321	$(7,202,544)	$(1,318,144)
Common stock issued for:
Cash and cancellation of advances	3,100,000	3,100		14,400		17,500
Consideration for employee services	2,703,500	2,704		36,002		38,706
Consideration for professional services	510,000	510		14,240		14,750
Consideration in financing	700,000	700		8,700		9,400
Warrants issued in conjunction:						-
Professional services				58,603		58,603
Financing				220,743		220,743
Amortization of stock-based compensation			26,657			26,657
Net (Loss) for the Year Ended December 31, 2010					(2,320,756)	(2,320,756)
Balance, December 31, 2010	93,977,246	93,978	(55,228)	6,232,009	(9,523,300)	(3,252,541)
Common stock issued for:
Cash	3,000,000	3,000		139,300		$142,300
Settlement of advances	4,650,000	4,650		98,425		103,075
Employee compensation	1,750,000	1,750		12,250		14,000
Professional services	560,000	560		108,940		109,500
Financing	255,000	255		21,995		22,250
Settlement of accounts payable balances	21,281	21		7,427		7,448
Convertible debt financing				38,750		38,750
Warrants issued for:
Employee compensation				147,218		147,218
Professional services				214,723		214,723
Financing				273,394		273,394
Convertible debt financing				40,648		40,648
Amortization of stock-based compensation			26,657			26,657
Net (Loss) for the Year Ended December 31, 2011					(1,914,896)	(1,914,896)
Balance, December 31, 2011	104,213,527	$104,214	$(28,571)	$7,335,079	$(11,438,196)	$(4,027,474)

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.

Statements of Cash Flows

	For the Years Ended December 31:
	2011	2010
Cash Flows from Operating Activities
Net Income (Loss)	$(1,914,896)	$(2,320,756)
Impairment loss	-	995,493
Stock-based financing and compensation costs	923,542	165,282
Loss on sale of assets	-	875
Proceeds from sale of assets	-	9,125
Loss on conversion of related party debt	83,017	-
Financing costs paid directly from loan proceeds	5,000	-
Depreciation and amortization	66,793	125,587
Current year interest capitalized as debt	259,930	236,370
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in inventory	(16,816)	117,270
(Increase) decrease in other current assets	-	11,609
Increase (decrease) in accounts payable	47,460	208,001
Increase (decrease) in due to employees	206,141	151,811
Increase (decrease) in other accrued liabilities	-	(1,884)

Net Cash Provided (Used) by Operating Activities	(339,829)	(301,217)

Cash Flows from Investing Activities
(Deposits) refunds	183	11,433
Purchase of property and equipment	(3,200)	(4,852)

Net Cash Provided (Used) by Investing Activities	(3,017)	6,581

Cash Flows from Financing Activities
Proceeds from issuance of common stock	26,500	17,500
Proceeds from convertible debt to a related party	235,000	-
Proceeds from issuance of convertible debt	72,500	150,000
Proceeds from (payments on) short term advances - net	26,450	16,500

Net Cash Provided (Used) by Financing Activities	360,450	184,000

Net Increase (Decrease) in Cash	17,604	(110,636)

Cash, Beginning of Year	10	110,646

Cash, End of Year	$17,614	$10

Supplemental Information:
Interest paid	$391	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities
Common stock issued in settlement of advances	$23,250	$-
Warrants issued in connection with convertible debt	$40,648	$-

The interest disclosed in the cash flow from operating activities section above was interest accrued but unpaid on promissory notes as more fully disclosed in the notes to the financial statements. The accrued but unpaid interest is added to the principal balance of the promissory notes. This non-cash expense is added back in the cash flows from operating activities section above in order to arrive at cash flows from operating activities.

The accompanying notes are an integral part of these financial statements.

Smoky Market Foods, Inc.

Notes to Financial Statements

December 31, 2011 and 2010

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Smoky Market Foods, Inc., (the “Company”) was incorporated on April 18, 2006 under the laws of the State of Nevada.

The Company engages in the manufacture and sale of smoked meat products using a proprietary cooking technology which enables preservative-free production. Sales and distribution are presently accommodated through retail (internet) and whole sale distribution strategies intended to exploit the Smoky Market brand.The Company also intends to create a chain of franchised restaurants which also utilize the branded Smoky Market products.

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

Accounts Receivable

Management monitors the liquidity and creditworthiness of accounts receivable due from customers on an ongoing basis, considering industry and economic conditions and other factors. These factors form the basis for calculating and recording an allowance for doubtful accounts, which is an estimate of future credit losses. The Company writes off individual accounts receivable against the bad debt allowance when the Company determines a balance is uncollectible. Management has determined that the bad debt allowance is appropriately established at $-0- and $-0-, as of December 31, 2011 and December 31, 2010, respectively.

Inventory

Inventory consists of Smoky Market food items and branded packaging. It is valued at the lower of cost or market using the average cost method. Inventory was as follows at:

	December 31, 2011	December 31, 2010

Raw materials	-	-
Finished goods	16,816	-
	$16,816	$-

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets’ estimated economic lives, which range from 3 to 25 years. Property and equipment were as follows as of:

	December 31, 2011	December 31, 2010

Transportation Equipment	3,200	-
Accumulated depreciation	356	-
	$2,844	$-

Leasehold improvements are capitalized and amortized over the remaining term of the leased facility. The Company recorded $356 and $-0- in depreciation expense relating to the assets above for the years ended December 31, 2011 and 2010, respectively.

All property and equipment was determined by Management to be impaired as of December 31, 2010, and was therefore written off as an impairment loss for the year ended December 31, 2010. Accordingly, $698,806 of net property and equipment was considered impaired and written off during the year ended December 31, 2010. See “Impairment of Long-Lived Assets”disclosure below.

Advances

As of December 31, 2011 and December 31, 2010, the Company was indebted to several individuals for non-interest bearing, unsecured advances in the amounts of $94,700 and $91,500, respectively. $82,500 of the advances are past due and in default as of December 31, 2011 and 2010, respectively. 2,035,000 shares of common stock and 150,000 warrants to purchase common stock were issued to the individuals as part of the advances still outstanding at December 31, 2011. Management intends to repay the advances upon the realization of additional debt/equity financing in 2012. Accordingly, the advances have been classified as current obligations.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value.

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

It was determined during 2010 that all assets other than cash and deposits, both tangible and intangible, were a part of the same asset group. That asset group involved the utilization of the smoker oven technology, and included the smoker oven, leased restaurant property, a real estate option to build another smoker oven, and a consulting contract with an individual who would assist the Company in deploying the smoker oven technology. Future cash flows from this asset group could not be assured. Accordingly, management decided to completely write-off these impaired assets during the year ended December 31, 2010.

Management estimated and recorded an impairment loss at March 31, 2010 relating to the closure of a restaurant in Los Gatos, California. The loss calculation was based on a pending offer on the property. During the three months ended June 30, 2010, the offer was rescinded, so Management recorded an additional impairment loss for the three months ended June 30, 2010.

During the last half of the year ended December 31, 2010, the Company recorded additional impairments losses for all operating assets due to the uncertainty of future operating cash flows from such assets. Additionally, certain of these were sold, receiving $9,125. The total impairment loss was $-0- and $995,493 for the years ended December 31, 2011 and 2010, respectively.

Detail of the impairment losses were as follows for the years ended December 31:

Description	2011	2010

Property and equipment	$-	$698,806
Rent on abandoned restaurant lease	-	175,853
Real estate option	-	75,000
Prepaid consulting contract	-	45,834
Total Impairment Loss	$-	$995,493

Revenue Recognition

Sales are recognized upon shipment.

Shipping and Handling (Internet Sales)

Shipping and handling charged to customers can vary depending on pricing strategies, market conditions, etc., and is not necessarily based on the recovery of cost. Accordingly, shipping and handling charges are recorded as a component of sales while the corresponding shipping and handling costs are reflected as a component of cost of goods sold.

Advertising Costs

All advertising costs are charged to expense as incurred or the first time the advertising takes place, unless it is direct-response advertising that results in probable future economic benefits. Advertising expenses were $25,200 and $-0- for the years ended December 31, 2011 and 2010, respectively.

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

The provision for (benefit from) income taxes was comprised of the following for the years ended December 31:

	2011	2010
Federal
Current, less Federal benefit for State	$(603,000)	$(741,000)
Deferred	-	-
State:
Current	(191,000)	(205,000)
Deferred
	(794,000)	(946,000)
Less Valuation Allowance	794,000	946,000
	$-	$-

The differences between Smoky Market’s effective tax rate and the U.S. federal statutory regular tax rate are as follows:

	2011	2010

Expense (benefit) at U.S. federal statutory rate	35.0%	35.0%
Expense (benefit) at state statutory rate	10.0%	8.8%
Other	-3.5%	-3.1%
Valuation allowance	-41.5%	-40.7%
	0.0%	0.0%

Reclassifications

Certain balances as reported in previous periods have been reclassified. Elements of cost of goods sold in the 2010 presentation were combined in the statements of operations. Additionally, all additional paid-in capital accounts are now combined for financial reporting in the balance sheets and statements of shareholder’s equity. These reclassifications had no effect on reported losses.

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

The Company has experienced $11,438,196 in losses since inception. The Company has had minimal revenue generating operations since inception.

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

The net promissory note obligation was as follows as of:

	December 31, 2011	December 31, 2010
Face amount of note	$2,568,900	$2,568,900
Accrued interest	354,003	95,004
Less unamortized loan discount	(470,707)	(526,084)
	$2,452,196	$2,137,819

As discussed above, the LLC is considered a related party. Related party expenses relative to this loan were as follows for the years ended:

	December 31, 2011	December 31, 2010

Interest expense	$258,999	$236,370
Amortization of loan discount	$55,377	$74,969

NOTE 4. CONVERTIBLE DEBT – RELATED PARTY

The Company entered into a Purchase and Lease Agreement in June 2011 with SMKY Asset Fund LLC (the “Lender,” a related party) relating to the Company’s smoker-oven system. The substance of the transaction more closely resembles a convertible debt instrument and for that reason the Company has recorded this transaction as a convertible debt borrowing. Pursuant to the agreement, the Company received $210,000 in the third quarter of 2011, subject to increase prior to January 25, 2012, with a maximum borrowing of $500,000.

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

The debt was as follows at December 31:

	2011	2010
Face amount of debt	$235,000	$-
Accrued interest
Less unamortized loan discount	(38,616)	-
	$196,384	$-

As discussed above, the Lender is considered a related party. Related party expenses relative to this loan was as follows for the years ended December 31:

	2011	2010

Amortization of loan discount	$2,032	$-

NOTE 5. CONVERTIBLE DEBT – UNRELATED PARTY

The Company entered into two convertible debt arrangements with an unrelated financier (“Financier”) in the fourth quarter of 2011. The promissory notes carry interest at an 8% annual rate and are due nine months from the transaction date. The first note was in the principal amount of $42,500 and is due July 11, 2012. The second note was in the principal amount of $35,000 and is due September 15, 2012. Both notes have a conversion option which allows the Financier to convert the principal and accrued interest into common shares based on the average of the lowest three closing prices of the Companies stock over the prior ten days. That price is then discounted by 42% to arrive at the conversion price. The Company has the right to repurchase the notes during the first 180 days at a price which includes accrued interest plus the original principal amount multiplied by 150%.

The Company has recorded the conversion options as loan discounts using the Black-Scholes method. Since the number of shares is variable, the calculation of the discount assumed the stock price as of the transaction date as the base for calculations, a nine month term, risk-free discount rate of .01%, and stock volatility of 314%.

The outstanding combined debt was as follows as of December 31:

	2011	2010
Face amount of debt	$77,500	$-
Accrued interest	930	-
Less unamortized loan discount	(29,722)	-
	$48,708	$-

NOTE 6. CAPITAL STOCK

Common Stock

On April 18, 2006, the State of Nevada authorized the Company to issue a maximum of 200,000,000 shares of the Company’s common stock. The assigned par value was $.001. On the same day, the Company issued 40,000,000 common shares to Smoky Systems, LLC, a Nevada LLC and related party, in exchange for certain assets.

Preferred Stock

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company’s preferred stock with a $.001 par value. Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be a like in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. No preferred shares had been issued as of December 31, 2011.

Stock Transactions:

The Company has engaged in numerous transactions whereby shares of common stock (description above) were issued in exchange for cash and/or services. The Statement of Stockholders’ Equity provides a summary of such transactions.

The following is a reconciliation of stock based compensation for the years ended December 31:

	2011	2010

Per Statement of Operations
Salaries, Wages & Benefits - related parties	$187,875	$72,562
Professional	324,222	55,159
Financing	411,444	39,561
	923,541	167,282
Less director amount reflected as salaries	-	(2,000)
Warrant modification on debt	-	203,576
	$923,541	$368,858

Per Statement of Cash Flows
Stock based compensation	$923,542	$165,282
Modification of warrants capitalized as loan discount (non-cash)	-	203,576
Rounding	(1)
	$923,541	$368,858

Per Statement of Shareholders Equity
Common stock issued for:
Consideration for employee services	$14,000	$38,706
Consideration for professional services	109,500	14,750
Consideration for financing services	22,250	9,400
Financing expense recognized on stock sold at price per share that was less than fair value	115,800	-
Warrants issued in conjunction:
Consideration for employee services	147,218
Consideration for professional services	214,723	58,603
Consideration for financing services	273,394	220,743
Amortization of stock-based compensation	26,657	26,657
Rounding	(1)	(1)
	$923,541	$368,858

NOTE 7. RELATED PARTY TRANSACTIONS

As of December 31, 2011 and 2010, the Company owed $145,933 and $125,107 to related parties, respectively, relating to professional services and vendor services. Such debt was reflected as related party trade payables on the balance sheets, bears no interest and has no formal repayment terms.

During the year ended December 31, 2011, the Company purchased an automobile from a related party (the CEO). The cost of the automobile was $3,200.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

The Company has defaulted on a long-term operating lease of real property previously used as a restaurant operation in Los Gatos, California. All amounts due under the lease have been recognized as a liability and included in accounts payable. The liability is reflected at $187,307 as of both December 31, 2011 and 2010, respectively.

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

Real Estate Option and Consulting Agreement

The Company entered into an agreement with Mary Anne’s Specialty Foods, Inc. (“Supplier”) in October 2009. Under the terms of the agreement, the Company issued the Supplier 1,500,000 warrants to purchase the Company’s common stock at a $.15 exercise price, expiring in five years, in exchange for certain real property rights to purchase and build production facilities located on property presently owned by the Supplier. The transaction was valued at $75,000 using the Black-Scholes Method. The Company also issued 1,000,000 common shares to the Supplier in exchange for a three-year real estate related consulting contract that the Company may require in subsequent years in order to build the new facility described above. The transaction was valued at $50,000, and based on the $.05 per share fair value of the Company’s common shares on the date of the agreement. The values of the assets were considered impaired by Management and written off as an impairment loss at December 31, 2010

Dispute with Contractor

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

NOTE 9. COMMON STOCK OPTIONS AND WARRANTS

Common Stock Option Plan

The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan. Information relating to options issued under this plan is as follows:

	Options and Stock Awards Available for Grant	Number of Shares	Weighted Average Option Exercise Price
Outstanding as of January 1, 2010	742,500	5,757,500	$0.10
Shares reserved	-	-	-
Options granted	-	-	-
Stock awards granted	-	-	n/a
Options exercised	-	-	-
Options canceled	-	-	-
Outstanding as of December 31, 2010	742,500	5,757,500	$0.10
Shares reserved	-	-	-
Options granted	-	-	-
Stock awards granted	-	-	n/a
Options exercised	-	-	-
Options canceled	-	-	-
Outstanding as of December 31, 2011	742,500	5,757,500	$0.10

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

Stock Options Outstanding
Number of Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
1,887,500	1.57	$0.10

Stock Options Exercisable
Number of Options Exercisable	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
1,887,500	1.57	$0.10

The assumptions used in computing fair value of options is as follows:

Expected stock price volatility	186.0%
Risk-free interest rate	4.7%
Expected term (years)	7.00
Weighted-average fair value to stock options granted	$0.099

Common Stock Warrants

The following is a summary of the status of all the Company’s stock warrants as of December 31, 2011:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2010	1,000,000	0.15
Granted	8,702,500	0.05
Exercised	-	-
Cancelled	-	-
Outstanding, December 31,2010	9,702,500	$0.06
Granted	9,246,834	0.13
Exercised	-	-
Cancelled	-	-
Outstanding, December 31,2011	18,949,334	$0.09

Warrants exercisable at December 31, 2011	18,949,334	$0.09

The following table summarizes information about stock warrants outstanding and exercisable at December 31, 2011:

Stock Warrants Outstanding
Number of Warrants Outstanding	Weighted- Average Remaining Contractual Life in Years	Exercise Price
210,000	4.75	$0.50
1,771,834	4.34	$0.25
3,515,000	2.58	$0.15
13,452,500	4.95	$0.05
18,949,334

Stock Warrants Exercisable
Number of Warrants Exercisable	Weighted- Average Remaining Contractual Life in Years	Exercise Price
210,000	4.75	$0.50
1,771,834	4.34	$0.25
3,515,000	2.58	$0.15
13,452,500	4.95	$0.05
18,949,334

Warrants were valued and recorded pursuant to the Black-Scholes Method. For warrants issued in 2011, the average risk-free rate of return of return was .01%. average stock price volatility of 314%, and a weighted average expected term of 3.48 years, and a weighted average fair value of $.07 per warrant. Assumptions used were an average risk-free rate of return of .12% to .15%, average expected stock price volatility of 347%, weighted average expected term of 6.01 years, and a weighted average fair value of $.01 per warrant.

NOTE 10. SUBSEQUENT EVENTS

Management has evaluated the period subsequent to December 31, 2011 up to and including the date of the issuance of the financial statements for material subsequent events to disclose, and has determined that no such subsequent events exist.

