Form 10-Q
period 2012-03-31
SMOKY MARKET FOODS INC
filed 2012-05-21
CIK 1370544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2012

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

[X] Yes [  ] No

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

[  ] Yes [X] No

As of May 10, 2012, the registrant had 106,706,122 shares of common stock outstanding.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8
Item 4.	Controls and Procedures	8

PART II — OTHER INFORMATION

Item 1A.	Risk Factors	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 6.	Exhibits	16

2

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Smoky Market Foods, Inc.

We have reviewed the accompanying condensed balance sheet of Smoky Market Foods, Inc. as of March 31, 2012, and the related condensed statements of operations for the three-month period(s) ended March 31, 2012 and 2011, and condensed statements of cash flows for the three-month periods then ended. These interim financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had minimal revenues since inception, has negative working capital at March 31, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seale and Beers, CPAs
Las Vegas, Nevada
May 21, 2012

50 S. Jones BlvdSuite 202Las Veeas. NV89107Phone: (888)727-8251 Fax: (888)782-2351

SMOKY MARKET FOODS, INC.

Balance Sheets

	March 31, 2012	December 31, 2011
ASSETS:
Current Assets
Cash	$-	$17,614
Accounts receivable	3,298	-
Inventory	16,678	16,816
Total Current Assets	19,976	34,430
Property and Equipment, net of depreciation	2,755	2,844
Total Assets	$22,731	$37,274

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities
Accounts payable	$512,298	$524,338
Accounts payable - related parties	157,163	145,933
Accrued payroll costs	658,689	602,489
Accrued commissions	178	-
Bank overdraft	696	-
Short-term advances	106,450	94,700
Convertible debt, including accrued interest, less amortized discount	70,626	48,708
Total Current Liabilities	1,506,100	1,416,168
Long-term Liabilities
Convertible debt to a related party, less amortized discount	197,400	196,384
Promissory notes payable to a related party, including accrued interest, less amortized discount	2,530,263	2,452,196
Total Liabilities	4,233,763	4,064,748

Stockholders' Equity (Deficit)
Preferred Stock, par value $.001, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, par value $.001, 200,000,000 shares authorized: issued and outstanding 104,298,611 and 104,213,527 at March 31, 2012 and December 31, 2011, respectively	104,299	104,214
Deferred Stock-Based Compensation	(21,907)	(28,571)
Other paid-in capital	7,385,237	7,335,079
Accumulated deficit	(11,678,661)	(11,438,196)
Total Stockholders' Equity (Deficit)	(4,211,032)	(4,027,474)
Total Liabilities and Stockholders' Equity (Deficit)	$22,731	$37,274

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.

Statements of Operations

	For the Three Months Ended March 31:
	2012	2011
Sales
Wholesale	$5,191	$-
Internet	557	-
Total Sales	5,748	-

Cost of Sales
Wholesale and internet	138	-
Total Cost of Sales	138	-

Gross Profit (loss)	5,610	-

General & Administrative Expenses
Salaries, wages & benefits	61,789	49,170
Professional fees	53,291	250
Marketing	2,575	-
Depreciation and amortization	32,954	13,844
Rent	1,927	1,260
Stock based compensation
Salaries, wages & benefits - related parties	6,664	23,876
Financing	-	17,052
Other	20,688	6,690
Total General and Administrative Expenses	179,888	112,142

Operating Loss	(174,278)	(112,142)

Other Income (Expense)
Other income (loss)	-	94
Loss on conversion of related party debt	-	(9,825)
Interest expense to related parties	(64,222)	(64,750)
Interest expense	(1,965)	-

Other Expense - Net	(66,187)	(74,481)

Loss before Income Taxes	(240,465)	(186,623)

Income Taxes	-	-

Net (Loss)	$(240,465)	$(186,623)

(Loss) per Share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average
Number of Shares	104,298,611	97,243,913

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.

Statements of Stockhoder's Equity

			Deferred	Other
	Common Stock		Stock-Based	Paid-in	Accumulated	Total
	Shares	Amount	Compensation	Capital	Deficit	(Deficit)

Balance, January 1, 2011	93,977,246	$93,978	$(55,228)	$6,232,009	$(9,523,300)	$(3,252,541)
Common stock issued for:
Cash	3,000,000	3,000		139,300		142,300
Settlement of advances	4,650,000	4,650		98,425		103,075
Employee compensation	1,750,000	1,750		12,250		14,000
Professional services	560,000	560		108,940		109,500
Financing	255,000	255		21,995		22,250
Settlement of accounts payable balances	21,281	21		7,427		7,448
Convertible debt financing				38,750		38,750
Warrants issued for:
Employee compensation				147,218		147,218
Professional services				214,723		214,723
Financing				273,394		273,394
Convertible debt financing				40,648		40,648
Amortization of stock-based compensation			26,657			26,657
Net (Loss) for the Year Ended December 31, 2011					(1,914,896)	(1,914,896)
Balance, December 31, 2011	104,213,527	$104,214	$(28,571)	$7,335,079	$(11,438,196)	$(4,027,474)
Common stock issued for:
Employee compensation			6,664			6,664
Settlement of accounts payable balances	85,084	85		14,606		14,691
Convertible debt financing				35,552		35,552
Net (Loss) for the Three Months Ended March 31, 2012					(240,465)	(240,465)
Balance, March 31, 2012	104,298,611	$104,299	$(21,907)	$7,385,237	$(11,678,661)	$(4,211,032)

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.

Statements of Cash Flows

	For the Three Months Ended March 31:
	2012	2011
Cash Flows from Operating Activities
Net Income (Loss)	$(240,465)	$(186,623)
Stock-based financing and compensation costs	6,664	50,753
Proceeds from sale of assets
Depreciation and amortization	32,954	13,845
Current year interest capitalized as debt	66,188	64,750
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in inventory	138	-
(Increase) decrease in accounts receivable	(3,298)
Increase (decrease) in accounts payable	13,881	806
Increase (decrease) in accrued commissions	178
Increase (decrease) in bank overdraft	696
Increase (decrease) in due to employees	56,200	50,205

Net Cash Provided (Used) by Operating Activities	(66,864)	(6,264)

Cash Flows from Investing Activities
(Deposits) refunds	-	183

Net Cash Provided (Used) by Investing Activities	-	183

Cash Flows from Financing Activities
Proceeds from issuance of convertible debt	37,500	-
Proceeds from (payments on) short term advances - net	11,750	6,100

Net Cash Provided (Used) by Financing Activities	49,250	6,100

Net Increase (Decrease) in Cash	(17,614)	19

Cash, Beginning of Year	17,614	10

Cash, End of Year	$-	$29

Supplemental Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities
Common stock issued in settlement of advances	$14,691	$13,250

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Smoky Market Foods, Inc, (the “Company”) was incorporated on April 18, 2006 under the laws of the State of Nevada.

The Company engages in the manufacture and sale of smoked meat products using a proprietary cooking technology which enables preservative-free production. Sales and distribution are presently accommodated through retail (internet) and wholesale distribution strategies intended to exploit the Smoky Market brand. The Company also intends to create a chain of franchised restaurants which also utilize the branded Smoky Market products.

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

Accounts Receivable

Management monitors the liquidity and creditworthiness of accounts receivable due from customers on an ongoing basis, considering industry and economic conditions and other factors. These factors form the basis for calculating and recording an allowance for doubtful accounts, which is an estimate of future credit losses. The Company writes off individual accounts receivable against the bad debt allowance when the Company determines a balance is uncollectible. Management has determined that the bad debt allowance is appropriately established at $-0- as of both March 31, 2012 and December 31, 2011.

Inventory

Inventory consists of Smoky Market food items and branded packaging. It is valued at the lower of cost or market using the average cost method. Inventory was as follows at:

	March 31, 2012	December 31, 2011

Raw materials	-	-
Finished goods	16,678	16,816
	$16,678	$16,816

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets’ estimated economic lives, which range from 3 to 25 years. Property and equipment were as follows as of:

	March 31, 2012	December 31, 2011

Transportation Equipment	3,200	3,200
Accumulated depreciation	445	356
	$2,755	$2,844

Leasehold improvements are capitalized and amortized over the remaining term of the leased facility. The Company recorded $89 and $-0- in depreciation expense relating to the assets above for the three months ended March 31, 2012 and 2011, respectively.

Advances

As of March 31, 2012 and December 31, 2011, the Company was indebted to several individuals for non-interest bearing, unsecured advances in the amounts of $106,450 and $94,700, respectively. $82,500 of the advances were past due and in default as of March 31, 2012 and December 31, 2011, respectively. 2,035,000 shares of common stock and 150,000 warrants to purchase common stock were issued to the individuals as part of the advances still outstanding at March 31, 2012. Management intends to repay the advances upon the realization of additional debt/equity financing in 2012. Accordingly, the advances have been classified as current obligations.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012 and December 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value.

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

Advertising Costs

All advertising costs are charged to expense as incurred or the first time the advertising takes place, unless it is direct-response advertising that results in probable future economic benefits. Advertising expenses were $-0- for both the three months ended March 31, 2012 and 2011.

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

The Company has experienced $11,678,661 in losses since inception. The Company has had minimal revenue generating operations since inception.

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

The net promissory note obligation was as follows as of:

	March 31, 2012	December 31, 2011
Face amount of note	$2,568,900	$2,568,900
Accrued interest	418,226	354,003
Less unamortized loan discount	(456,863)	(470,707)
	$2,530,263	$2,452,196

As discussed above, the LLC is considered a related party. Related party expenses relative to this loan were as follows for the years ended:

	March 31, 2012	March 31, 2011

Interest expense	$64,222	$64,750
Amortization of loan discount	$13,844	$13,844

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

The debt was as follows at:

	March 31, 2012	December 31, 2011
Face amount of debt	$235,000	$235,000
Less unamortized loan discount	(37,600)	(38,616)
	$197,400	$196,384

As discussed above, the Lender is considered a related party. Related party expenses relative to this loan was as follows for three months ended:

	March 31, 2012	March 31, 2011

Amortization of loan discount	$1,016	$-

NOTE 5. CONVERTIBLE DEBT – UNRELATED PARTY

The Company has entered into three convertible debt arrangements with an unrelated financier (“Financier”). The promissory notes carry interest at an 8% annual rate and are due nine months from the transaction date. The first note was in the principal amount of $42,500 and is due July 11, 2012. The second note was in the principal amount of $35,000 and is due September 15, 2012. The third note was in the principal amount of $37,500 and is due on November 4, 2012. All notes have a conversion option which allows the Financier to convert the principal and accrued interest into common shares based on the average of the lowest three closing prices of the Companies stock over the prior ten days. That price is then discounted by 45% to arrive at the conversion price. The Company has the right to repurchase the notes during the first 180 days at a price which includes accrued interest plus the original principal amount multiplied by 150%.

The Company has recorded the conversion options as loan discounts using the Black-Scholes method. Since the number of shares is variable, the calculation of the discount assumed the stock price as of the transaction date as the base for calculations, a nine month term, risk-free discount rate of .01%, and stock volatility of 314%.

The outstanding combined debt was as follows at:

	March 31, 2012	December 31, 2011
Face amount of debt	$115,000	$77,500
Accrued interest	2,895	930
Less unamortized loan discount	(47,269)	(29,722)
	$70,626	$48,708

Based on the average of the lowest three closing prices for the Company’s common stock over the last ten trading days of the three-month period ended March 31, 2012, the convertible debt holder would have been able to convert the above described loan principal in exchange for 2,613,636 shares of common stock. The Company had sufficient shares of common stock available to satisfy such a conversion as of March 31, 2012.

NOTE 6. CAPITAL STOCK

Common Stock

On April 18, 2006, the State of Nevada authorized the Company to issue a maximum of 200,000,000 shares of the Company’s common stock. The assigned par value was $.001. On the same day, the Company issued 40,000,000 common shares to Smoky Systems, LLC, a Nevada LLC and related party, in exchange for certain assets.

Preferred Stock

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company’s preferred stock with a $.001 par value. Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. No preferred shares had been issued as of March 31, 2012.

Stock Transactions:

The Company has engaged in numerous transactions whereby shares of common stock (description above) were issued in exchange for cash and/or services. The Statement of Stockholders’ Equity provides a summary of such transactions.

NOTE 7. RELATED PARTY TRANSACTIONS

As of March 31, 2012 the Company owed $157,163 to the Company’s Chief Financial Officer, a related party, for professional services. As of December 31, 2011, the Company owed $133,244 to the Company’s Chief Financial Officer for professional services and $12,689 to a supplier who is also a shareholder and related party, for a total balance of $145,933 in related party liabilities. Such debt was reflected as related party trade payables on the balance sheets, bears no interest and has no formal repayment terms.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

The Company has defaulted on a long-term operating lease of real property previously used as a restaurant operation in Los Gatos, California. All amounts due under the lease have been recognized as a liability and included in accounts payable. The liability is reflected at $187,307 as of both March 31, 2012 and December 31, 2011.

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

Real Estate Option and Consulting Agreement

The Company entered into an agreement with Mary Ann’s Specialty Foods, Inc. (“Supplier”) in October 2009. Under the terms of the agreement, the Company issued the Supplier 1,500,000 warrants to purchase the Company’s common stock at a $.15 exercise price, expiring in five years, in exchange for certain real property rights to purchase and build production facilities located on property presently owned by the Supplier. The transaction was valued at $75,000 using the Black-Scholes Method. The Company also issued 1,000,000 common shares to the Supplier in exchange for a three-year real estate related consulting contract that the Company may require in subsequent years in order to build the new facility described above. The transaction was valued at $50,000, based on the $.05 per share fair value of the Company’s common shares on the date of the agreement. The values of the assets were considered impaired by Management and written off as an impairment loss at December 31, 2010

Dispute with Contractor

Smoky Market previously retained the services of an independent financial consultant contractor (the “Contractor”). The Contractor was terminated in 2009 and Company Management believes that a settlement was agreed to between the parties. The Contractor now disputes the agreement, claiming additional amounts are owed. The Company plans to contest the Contractor’s claim, but has recognized and recorded a liability in these financial statements equal to the full amount claimed by the Contractor. The amount in dispute is $123,720 as of both March 31, 2012 and December 31, 2011.

NOTE 9. COMMON STOCK OPTIONS AND WARRANTS

Common Stock Option Plan

The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan. Information relating to options issued under this plan is as follows:

	Options and Stock Awards Available for Grant	Number of Shares	Weighted Average Option Exercise Price
Outstanding as of January 1, 2012	742,500	5,757,500	$0.10
Shares reserved	-	-	-
Options granted	-	-	-
Stock awards granted	-	-	n/a
Options exercised	-	-	-
Options canceled	-	-	-
Outstanding as of March 31, 2012	742,500	5,757,500	$0.10

The following table summarizes information about stock options outstanding and exercisable at March 31, 2012:

Stock Options Outstanding
Number of Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
1,887,500	1.32	$0.10

Stock Options Exercisable
Number of Options Exercisable	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
1,887,500	1.32	$0.10

The assumptions used in computing fair value of options is as follows :

Expected stock price volatility	186.0%
Risk-free interest rate	4.7%
Expected term (years)	7.00
Weighted- average fair value of stock options granted	$0.099

Common Stock Warrants

The following is a summary of the status of all the Company's stock warrants as of March 31, 2012:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2012	18,949,334	$0.09
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, March 31,2012	18,949,334	$0.09

The following table summarizes information about stock warrants outstanding and exercisable at March 31, 2012:

Stock Warrants Outstanding
Number of Warrants Outstanding	Weighted- Average Remaining Contractual Life in Years	Exercise Price
210,000	4.50	$0.50
1,771,834	4.09	$0.25
3,515,000	2.33	$0.15
13,452,500	4.70	$0.05
18,949,334

Stock Warrants Exercisable
Number of Warrants Exercisable	Weighted- Average Remaining Contractual Life in Years	Exercise Price
210,000	4.50	$0.50
1,771,834	4.09	$0.25
3,515,000	2.33	$0.15
13,452,500	4.70	$0.05
18,949,334

Warrants were valued and recorded pursuant to the Black-Scholes Method. Assumptions used were an average risk-free rate of return of .12% to .15%, average expected stock price volatility of 347%, weighted average expected term of 6.01 years, and a weighted average fair value of $.01 per warrant.

NOTE 10. SUBSEQUENT EVENTS

Management has evaluated the period subsequent to March 31, 2012 up to and including the date of the issuance of the financial statements for material subsequent events to disclose, and has determined that no such subsequent events exist.

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

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $0 and a working capital deficit of $1,502,004, as compared to cash and cash equivalents of $17,614 and a working capital deficit of $1,381,738 as of December 31, 2011.

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

Results of Operations

We experienced increases in sales, operating costs and general and administrative expenses during the three-month period ending March 31, 2012 as compared to the comparable period ending March 31, 2011. The changes in revenues and expenses are summarized and discussed in the table below and in the discussion that follows.

Revenues and Expenses. Our operating results for the quarterly period ended March 31, 2012 and the comparable period in 2011 are summarized as follows:

	For the three-month period ended
	March 31, 2012	March 31, 2011
Sales	$5,748	-
Cost of Sales	$138	-
Gross Profit (Loss)	$5,610	-
General & Administrative Expenses
Salaries, Wages & Benefits	$61,789	$49,170
Depreciation/amortization	$32,954	$13,844
Professional Fees	$53,291	$250
Rent	$1,927	$1,260
Stock based compensation
Salaries, Wages & Benefits – related parties	$6,664	$23,876
Financing	-	$17,052
Marketing	$2,575	-
Other	$20,688	$6,690
Operating Loss	$(174,278)	$(112,142)
Other Expense – Net	$(66,187)	$(74,481)
Net (Loss)	$(240,465)	$(186,623)

We had no sales or restaurant operating costs for the quarterly period ended March 31, 2011. Consequently, we had no operating loss during that period. We had sales of $5,748 and costs of sales of $138 during the quarterly period ended March 31, 2012. Consequently, we had gross profit of $5,610 during that period.

Our general and administrative expenses increased by $67,746, from $112,142 in the quarterly period ended March 31, 2011 to $179,888 in the same period in 2012. The increase in general and administrative expenses was due primarily to increases in salaries, wages and benefits expenses, depreciation and amortization expenses, professional fees, and other expenses, all as described below.

Our expenses relating to salaries, wages and benefits increased by $12,619, from $49,170 in the quarterly period ended March 31, 2011 to $61,789 in the same period in 2012. The increase in expenses relating to salaries, wages and benefits is due primarily to accrual of wages to the CEO at $175,000 per year as opposed to the prior $150,000 per year. Depreciation and amortization expenses increased by $19,110, from $13,844 in the quarterly period ended March 31, 2011 to $32,954 in the same period in 2012, due primarily to the amortization of loan discounts on new debt obtained by the Company during the latter part of 2011 and the quarterly period ended March 31, 2012. Our professional fees expenses increased by $53,041, from $250 in the quarterly period ended March 31, 2011 to $53,291 during the same period in 2012, due primarily to increased professional fees provided to the Company in conjunction with regulatory compliance with relatively little such activity in the same period in 2011. Our other expense increased by $13,998, from $6,690 in the quarterly period ended March 31, 2011 to $20,688 in the same period in 2012. The increase in other expense was due primarily to increased operating activity and the incurrence of general expenses in the quarterly period ended March 31, 2012 as opposed to the same period in 2011.

The increases in general and administrative expenses described in the previous paragraph were partially offset by decreases in expenses relating to stock-based compensation. Stock-based compensation relating to salaries, wages and benefits decreased by $17,212, from $23,876 in the quarterly period ended March 31, 2011 to $6,664 in the same period in 2012. Stock-based compensation relating to financing activities decreased from $17,052 in the quarterly period ended March 31, 2011 to $0 in the same period in 2012. These decreases were due primarily to more stock based transactions being consummated during the quarterly period ended March 31, 2011 as opposed to the same period in 2012. Overall, the decreases in stock-based compensation expenses were not as great as the increases in the general and administrative expenses described in the previous paragraph.

Working Capital. Our working capital as of March 31, 2012 and as of December 31, 2011 are summarized in the table below.

	As of
	March 31, 2012	December 31, 2011
Current Assets
Cash	-	$17,614
Accounts Receivable	$3,298	-
Inventory	$16,678	$16,816
Total Current Assets	$19,976	$34,430

Current Liabilities
Accounts payable	$512,298	$524,338
Accounts payable – related parties	$157,163	$145,933
Due to employees	$658,689	$602,489
Accrued commissions	$178	-
Bank overdraft	$696	-
Short-term advances	$106,450	$94,700
Convertible debt	$70,626	$48,708
Total Current Liabilities	$1,506,100	$1,416,168

Working Capital	$(1,486,124)	$(1,381,738)

Our working capital deficiency increased by $104,386, from $1,381,738 at fiscal-year end 2011 to $1,486,124 as of March 31, 2012. The increase in our working capital deficiency was primarily due to an increase in amounts due to employees of $56,200, from $602,489 at year end 2011 to $658,689 as of March 31, 2012, an increase in convertible debt, from $48,708 at year end 2011 to $70,626 as of March 31, 2012, and a decrease in cash and cash equivalents from $17,614 at year end 2011 to $0 as of March 1, 2012.

Cash Flows. Our cash flows for the quarterly period ended March 31, 2012 and the comparable period in 2011 are summarized as follows:

	For the quarterly period ended
	March 31, 2012	March 31, 2011
Net Cash Provided (Used) in Operating Activities	$(66,864)	$(6,264)
Net Cash Provided (Used) by Investing Activities	-	$183
Cash Provided (Used) by Financing Activities	$49,250	$6,100
Net Increase (Decrease) in Cash	$(17,614)	$19

Cash, Beginning of Period	$17,614	$10
Cash, End of Period	-	$29

We utilized more cash in our operating activities in the three-month period ended March 31, 2012, from $6,264 in the three-month period ended March 31, 2011 to $66,864 in the same period in 2012, primarily due to the incurrence of a larger loss in the quarterly period ended March 31, 2012. Our investing activities provided no cash during the three-month period ended March 31, 2012, compared to $183 in cash provided during the same period in 2011. We generated more cash from financing activities, from $6,100 provided during the three-month period ended March 31, 2011 to $49,250 provided during the same period in 2012, primarily due to debt provided by a financier during the three-month period ended March 31, 2012.

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

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2012. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. This conclusion is based in part on the fact that, other than with respect to this Report, the Company has not in the recent past completed its annual or quarterly reports and related audits within required time periods.

(b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors

Material Changes in Risk Factors

The Risk Factors set forth below do not reflect any material changes from the “Risk Factors” identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We have made immaterial edits and updated the financial and other data referenced in the risk factors as of a recent practicable date.

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

As of March 31, 2012, we had $0 in cash and cash equivalents. We need to obtain a significant amount of additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

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

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

Other than as previously reported, the Company offered and sold the following securities in reliance upon exemptions from the registration requirements of the Securities Act:

In January 2012, (i) in exchange for services, we offered and sold to an entity a total of 23,250 shares of common stock with a fair market value of $2,325 (or $0.10 per share); and (ii) in exchange for services, we offered and sold to an entity a total of 61,834 shares of common stock with a fair market value of $6,802 (or $0.11 per share). The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) each investor was were provided with certain disclosure materials and all other information requested with respect to our company; (d) each investor acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 6. Exhibits

See the Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smoky Market Foods, Inc.

May 21, 2012	By: /s/ Edward C. Feintech
Date	Edward C. Feintech, President & Chief Executive Officer

May 21, 2012	By: /s/ Shane Campbell
Date	Shane Campbell Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

