Form 10-Q
period 2012-06-30
SMOKY MARKET FOODS INC
filed 2012-08-15
CIK 1370544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

[X]Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X]Yes [ ] No

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

[ ] Yes [X] No

As of August 13, 2012, the registrant had 108,292,789 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II — OTHER INFORMATION

Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

2

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SMOKY MARKET FOODS, INC.

Balance Sheets

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS:
Current Assets
Cash	$4,098	$17,614
Accounts receivable	-	-
Inventory	15,256	16,816
Total Current Assets	19,354	34,430
Property and Equipment, net of depreciation	2,666	2,844
Total Assets	$22,020	$37,274

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities
Accounts payable	$522,990	$524,338
Accounts payable - related parties	170,976	145,933
Accrued payroll costs	699,889	602,489
Short-term advances	100,600	94,700
Convertible debt, including accrued interest, less amortized discount	69,409	48,708
Total Current Liabilities	1,563,864	1,416,168
Long-term Liabilities
Convertible debt to a related party, less amortized discount	198,416	196,384
Promissory notes payable to a related party, including accrued interest, less amortized discount	2,608,330	2,452,196
Total Liabilities	4,370,610	4,064,748

Stockholders' Equity (Deficit)
Preferred Stock, par value $.001, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, par value $.001, 200,000,000 shares authorized: issued and outstanding 108,292,789 and 104,213,527 at June 30, 2012 and December 31, 2011, respectively	108,293	104,214
Deferred Stock-Based Compensation	(15,243)	(28,571)
Other paid-in capital	7,525,618	7,335,079
Accumulated deficit	(11,967,258)	(11,438,196)
Total Stockholders' Equity (Deficit)	(4,348,590)	(4,027,474)
Total Liabilities and Stockholders' Equity (Deficit)	$22,020	$37,274

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.

Statements of Operations

(unaudited)

	For the Three Months Ended June 30:		For the Six Months Ended June 30:
	2012	2011	2012	2011
Sales
Wholesale	$2,188		$7,378	$-
Internet	152		709	-
Total Sales	2,340	-	8,087	-

Cost of Sales
Wholesale and internet	1,422		1,560	-
Total Cost of Sales	1,422	-	1,560	-

Gross Profit (loss)	918	-	6,527	-

General & Administrative Expenses
Salaries, wages & benefits	60,958	49,170	122,748	98,340
Professional fees	37,511	2,143	90,801	2,393
Marketing	2,973	5,559	6,486	5,559
Depreciation and amortization	46,243	13,844	79,198	27,689
Rent	3,116	1,560	5,043	2,820
Stock based compensation
Salaries, wages & benefits - related parties	6,664	6,664	13,328	30,540
Financing	47,497	322,106	47,797	339,158
Other	17,964	10,904	37,412	17,594
Total General and Administrative Expenses	222,926	411,950	402,813	524,093

Operating Loss	(222,008)	(411,950)	(396,286)	(524,093)

Other Income (Expense)
Other income (loss)	-	1,603	-	1,697
Loss on conversion of related party debt	-	(70,000)	-	(79,825)
Interest expense to related parties	(64,418)	(65,045)	(128,445)	(129,795)
Interest expense	(2,171)	-	(4,331)	-

Other Expense - Net	(66,589)	(133,442)	(132,776)	(207,923)

Loss before Income Taxes	(288,597)	(545,392)	(529,062)	(732,016)

Income Taxes	-	-	-	-

Net (Loss)	$(288,597)	$(545,392)	$(529,062)	$(732,016)

(Loss) per Share:
Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average
Number of Shares	104,701,944	101,043,913	104,500,278	99,143,913

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.

Statement of Stockholder's Equity

(unaudited)

			Deferred	Other
	Common Stock		Stock-Based	Paid-in	Accumulated	Total
	Shares	Amount	Compensation	Capital	Deficit	(Deficit)

Balance, January 1, 2011	93,977,246	$93,978	$(55,228)	$6,232,009	$(9,523,300)	$(3,252,541)
Common stock issued for:
Cash	3,000,000	3,000		139,300		142,300
Settlement of advances	4,650,000	4,650		98,425		103,075
Employee compensation	1,750,000	1,750		12,250		14,000
Professional services	560,000	560		108,940		109,500
Financing	255,000	255		21,995		22,250
Settlement of accounts payable balances	21,281	21		7,427		7,448
Convertible debt financing				38,750		38,750
Warrants issued for:
Employee compensation				147,218		147,218
Professional services				214,723		214,723
Financing				273,394		273,394
Convertible debt financing				40,648		40,648
Amortization of stock-based compensation			26,657			26,657
Net (Loss) for the Year Ended December 31, 2011					(1,914,896)	(1,914,896)
Balance, December 31, 2011	104,213,527	$104,214	$(28,571)	$7,335,079	$(11,438,196)	$(4,027,474)
Common stock issued for:
Settlement of accounts payable balances	260,084	260		17,431		17,691
Conversion of debt to common stock	3,074,178	3,074		53,586		56,660
Cash	745,000	745		25,755		26,500
Convertible debt financing				46,269		46,269
Warrants issued for financing services				47,498		47,498
Amortization of stock-based compensation			13,328			13,328
Net (Loss) for the Six Months Ended June 30, 2012					(529,062)	(529,062)
Balance, June 30, 2012	108,292,789	$108,293	$(15,243)	$7,525,618	$(11,967,258)	$(4,348,590)

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.

Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30:
	2012	2011
Cash Flows from Operating Activities
Net Income (Loss)	$(529,062)	$(732,016)
Loss on conversion of related party debt	-	79,825
Stock-based financing and compensation costs	60,825	369,699
Depreciation and amortization	79,198	27,690
Current year interest capitalized as debt	132,777	129,500
Adjustments to reconcile net loss to cash used
in operating activities:
(Increase) decrease in inventory	1,560	-
(Increase) decrease in accounts receivable	-	-
Increase (decrease) in accounts payable	41,386	(14,108)
Increase (decrease) in accrued commissions	-
Increase (decrease) in bank overdraft	-
Increase (decrease) in due to employees	97,400	98,975

Net Cash Provided (Used) by Operating Activities	(115,916)	(40,435)

Cash Flows from Investing Activities
(Deposits) refunds	-	183

Net Cash Provided (Used) by Investing Activities	-	183

Cash Flows from Financing Activities
Proceeds from issuance of convertible debt	70,000
Proceeds from issuance of common stock	26,500	26,500
Proceeds from (payments on) short term advances - net	5,900	14,900

Net Cash Provided (Used) by Financing Activities	102,400	41,400

Net Increase (Decrease) in Cash	(13,516)	1,148

Cash, Beginning of Period	17,614	10

Cash, End of Period	$4,098	$1,158

Supplemental Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Smoky Market Foods, Inc, (the “Company”) was incorporated on April 18, 2006 under the laws of the State of Nevada.

The Company engages in the manufacture and sale of smoked meat products using a proprietary cooking technology which enables preservative-free production. Sales and distribution are presently accommodated through retail (internet) and wholesale distribution strategies intended to exploit the Smoky Market brand. The Company also intends to create a chain of franchised restaurants that also utilize the branded Smoky Market products.

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

Accounts Receivable

Management monitors the liquidity and creditworthiness of accounts receivable due from customers on an ongoing basis, considering industry and economic conditions and other factors. These factors form the basis for calculating and recording an allowance for doubtful accounts, which is an estimate of future credit losses. The Company writes off individual accounts receivable against the bad debt allowance when the Company determines a balance is uncollectible. Management has determined that the bad debt allowance is appropriately established at $-0- as of both June 30, 2012 and December 31, 2011.

Inventory

Inventory consists of Smoky Market food items and branded packaging. It is valued at the lower of cost or market using the average cost method. Inventory was as follows at:

	June 30,	December 31,
	2012	2011
Raw materials	-	-
Finished goods	15,256	16,816
	$15,256	$16,816

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets’ estimated economic lives, which range from 3 to 25 years. Property and equipment were as follows as of:

	June 30,	December 31,
	2012	2011
Transportation Equipment	3,200	3,200
Accumulated depreciation	534	356
	$2,666	$2,844

Leasehold improvements are capitalized and amortized over the remaining term of the leased facility. The Company recorded $89 and $-0- in depreciation expense relating to the assets above for the three months ended June 30, 2012 and 2011, respectively. The Company recorded $178 and $-0- in depreciation expense relating to the assets above for the six months ended June 30, 2012 and 2011, respectively.

Advances

As of June 30, 2012 and December 31, 2011, the Company was indebted to several individuals for non-interest bearing, unsecured advances in the amounts of $100,600 and $94,700, respectively. $82,500 of the advances were past due and in default as of June 30, 2012 and December 31, 2011, respectively. 2,035,000 shares of common stock and 150,000 warrants to purchase common stock were issued to the individuals as part of the advances still outstanding at June 30, 2012. Management intends to repay the advances upon the realization of future debt or equity financing. Accordingly, the advances have been classified as current obligations.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012 and December 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value.

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

Revenue Recognition

Sales are recognized upon shipment and indication of collectability such as a purchase order or other evidence which establishes the validity of the transaction.

Shipping and Handling (Internet Sales)

Shipping and handling charged to customers can vary depending on pricing strategies, market conditions, etc., and is not necessarily based on the recovery of cost. Accordingly, shipping and handling charges are recorded as a component of sales while the corresponding shipping and handling costs are reflected as a component of cost of goods sold.

Advertising Costs

All advertising costs are charged to expense as incurred or the first time the advertising takes place, unless it is direct-response advertising that results in probable future economic benefits. Advertising expenses were $159 and $-0- for the three months ended June 30, 2012 and 2011, respectively. Advertising expenses were $159 and $200 for the six months ended June 30, 2012 and 2011, respectively.

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

Stock-Based Compensation

The Company has issued its common shares as compensation to directors, officers, and non-employees. The Company measures the amount of stock-based compensation based on the fair value of the equity instrument issued or the services or goods provided as of the earlier of (1) the date at which an agreement is reached with the recipient as to the number of shares to be issued for performance, or (2) the date at which the recipient’s performance is complete.

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

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2. GOING CONCERN

Management believes that there is substantial doubt about the company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to commence profitable operations or to obtain additional debt or capital financing. Management is attempting to obtain additional financing with various parties, but the eventual success of such efforts cannot be assured.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has experienced $11,967,258 in losses since inception. The Company has had minimal revenue generating operations since inception.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. NOTE PAYABLE TO RELATED PARTY

The Company is obligated under a promissory note payable to an LLC. The LLC has acquired over 10% of the common stock of the Company, and is therefore now deemed a related party. However, the LLC does not have management control of the Company. The note accrues interest at a 10% annual rate until repaid on or before its maturity date of August 18, 2020.

The net promissory note obligation was as follows as of:

	June 30,	December 31,
	2012	2011
Face amount of note	$2,568,900	$2,568,900
Accrued interest	482,448	354,003
Less unamortized loan discount	(443,018)	(470,707)
	$2,608,330	$2,452,196

As discussed above, the LLC is considered a related party. Related party expenses relative to this loan were as follows for the six months ended:

	June 30,	June 30,
	2012	2011

Interest expense	$128,445	$64,750
Amortization of loan discount	$27,689	$13,844

NOTE 4. CONVERTIBLE DEBT – RELATED PARTY

The Company entered into a Purchase and Lease Agreement in June 2011 with SMKY Asset Fund LLC (the “Lender,” a related party) relating to the Company’s smoker-oven system. The substance of the transaction more closely resembles a convertible debt instrument and for that reason the Company has recorded this transaction as a convertible debt borrowing. Pursuant to the agreement, the Company received $210,000 in the third quarter of 2011, subject to increase prior to January 25, 2012, with a maximum borrowing of $500,000. The final purchase amount for the smoker-oven system was $235,000.

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

The Purchase and Lease Agreement has a 10-year term, provided that the Company must repay the debt at any time after July 25, 2014 that the market price for the Company’s common stock has exceeded $0.50 for thirty trading days. The repurchase price is a number of shares of common stock with a fair market value equal to 20 times the sum of (a) the purchase price, plus (b) $5,000. The conversion feature of the note was valued based on the same criteria as the warrant described above, and resulted in a calculation of $2,063,114. Since the conversion is contingent, the conversion feature was not recognized in the calculation of the debt discount.

The debt was as follows at:

	June 30,	December 31,
	2012	2011
Face amount of debt	$235,000	$235,000
Less unamortized loan discount	(36,584)	(38,616)
	$198,416	$196,384

As discussed above, the Lender is considered a related party. Related party expenses relative to this loan were as follows for the six months ended:

	June 30,	June 30,
	2012	2011

Amortization of loan discount	$2,032	$-

NOTE 5. CONVERTIBLE DEBT – UNRELATED PARTY

The Company has entered into four convertible debt arrangements with an unrelated financier (“Financier”). The promissory notes carry interest at an 8% annual rate and are due nine months from the transaction date. The first note was in the principal amount of $42,500 and is due July 11, 2012. The second note was in the principal amount of $35,000 and is due September 15, 2012. The third note was in the principal amount of $37,500 and is due on November 4, 2012. The fourth note was in the principal amount of $32,500 and is due on February 4, 2013. All notes have a conversion option which allows the Financier to convert the principal and accrued interest into common shares based on the average of the lowest three closing prices of the Companies stock over the prior ten to fifteen days. That price is then discounted by 45% to arrive at the conversion price. The Company has the right to repurchase the notes during the first 180 days at a price which includes accrued interest plus the original principal amount multiplied by 150%.

The Company has recorded the conversion options as loan discounts. Since the number of shares is variable, the calculation of the discount assumed the conversion stock price as of the transaction date as the base for calculations.

The outstanding combined debt was as follows at:

	June 30,	December 31,
	2012	2011
Face amount of debt	$93,000	$77,500
Accrued interest	3,101	930
Less unamortized loan discount	(26,692)	(29,722)
	$69,409	$48,708

Based on the average of the lowest three closing prices for the Company’s common stock over the last ten trading days of the three-month period ended June 30, 2012, the convertible debt holder would have been able to convert the above described loan principal in exchange for 4,675,325 shares of common stock. The Company had sufficient shares of common stock available to satisfy such a conversion as of June 30, 2012.

NOTE 6. CAPITAL STOCK

Common Stock

On April 18, 2006, the State of Nevada authorized the Company to issue a maximum of 200,000,000 shares of the Company’s common stock. The assigned par value was $.001. On the same day, the Company issued 40,000,000 common shares to Smoky Systems, LLC, a Nevada LLC and related party, in exchange for certain assets.

Preferred Stock

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company’s preferred stock with a $.001 par value. Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. No preferred shares had been issued as of June 30, 2012.

Stock Transactions:

The Company has engaged in numerous transactions whereby shares of common stock (description above) were issued in exchange for cash and/or services. The Statement of Stockholders’ Equity provides a summary of such transactions.

NOTE 7. RELATED PARTY TRANSACTIONS

As of June 30, 2012 the Company owed $170,976 to the Company’s Chief Financial Officer, a related party, for professional services. As of December 31, 2011, the Company owed $133,244 to the Company’s Chief Financial Officer for professional services and $12,689 to a supplier who is also a shareholder and related party, for a total balance of $145,933 in related party liabilities. Such debt was reflected as related party trade payables on the balance sheets, bears no interest and has no formal repayment terms.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

The Company has defaulted on a long-term operating lease of real property previously used as a restaurant operation in Los Gatos, California. All amounts due under the lease have been recognized as a liability and included in accounts payable. The liability is reflected at $187,307 as of both June 30, 2012 and December 31, 2011.

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

Dispute with Contractor

Smoky Market previously retained the services of an independent financial consultant contractor (the “Contractor”). The Contractor was terminated in 2009 and Company Management believes that a settlement was agreed to between the parties. The Contractor now disputes the agreement, claiming additional amounts are owed. The Company plans to contest the Contractor’s claim, but has recognized and recorded a liability in these financial statements equal to the full amount claimed by the Contractor. The amount in dispute is $123,720 as of both June 30, 2012 and December 31, 2011.

NOTE 9. COMMON STOCK OPTIONS AND WARRANTS

Common Stock Option Plan

The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan. Information relating to options issued under this plan is as follows:

Weighted
	Options and		Average
	Stock Awards		Option
	Available	Number of	Exercise
	for Grant	Shares	Price
Outstanding as of January 1, 2012	742,500	5,757,500	$0.10
Shares reserved	-	-	-
Options granted	-	-	-
Stock awards granted	-	-	n/a
Options exercised	-	-	-
Options canceled	-	-	-
Outstanding as of June 30, 2012	742,500	5,757,500	$0.10

The following table summarizes information about stock options outstanding and exercisable at June 30, 2012:

Stock Warrants Outstanding
Average
Number of	Remaining
Warrants	Contractual
Outstanding	Life in Years	Exercise Price
1,887,500	1.07	$0.10

Stock Warrants Exercisable
Average
Number of	Remaining
Warrants	Contractual
Outstanding	Life in Years	Exercise Price
1,887,500	1.07	$0.10

The assumuptions used in computing fair value of options is as follows:

Expected stock price volatility	186.0%
Risk-free interest rate	4.7%
Expected term (years)	7.00
Weighted-average fair value of stock options granted	$0.099

Common Stock Warrants

The following is a summary of the status of all the Company's stock warrants as of June 30, 2012:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Outstanding, January 1, 2012	18,949,334	$0.10
Granted	1,630,000	0.15
Exercised	-	-
Cancelled	-	-
Outstanding, June 30, 2012	20,579,334	$0.10

The following table summarizes information about stock warrants outstanding and exercisable at June 30, 2012:

Stock Warrants Outstanding
	Average
Number of	Remaining
Warrants	Contractual
Outstanding	Life in Years	Exercise Price
210,000	4.25	$0.50
1,771,834	3.84	$0.25
5,145,000	1.41	$0.15
13,452,500	4.00	$0.05
20,579,334

Stock Warrants Exercisable
	Average
Number of	Remaining
Warrants	Contractual
Outstanding	Life in Years	Exercise Price
210,000	4.25	$0.50
1,771,834	3.84	$0.25
5,145,000	1.41	$0.15
13,452,500	4.00	$0.05
20,579,334

Warrants were valued and recorded pursuant to the Black-Scholes Method. Assumptions used were an average risk-free rate of return of .12% to .15%, average expected stock price volatility of 347%, weighted average expected term of 6.01 years, and a weighted average fair value of $.01 per warrant.

NOTE 10. SUBSEQUENT EVENTS

Management has evaluated the period subsequent to June 30, 2012 up to and including the date of the issuance of the financial statements for material subsequent events to disclose, and has determined that no such subsequent events exist.

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

Overview

We use proprietary, custom-engineered, USDA-approved wood-burning oven technology to produce a complete line of fully-cooked Smoke-BakedTM meat and fish, and special recipe dishes. From a 15-acre food production campus located in central Iowa and owned by our exclusive meat processor, Mary Ann’s Specialty Foods, Inc. (“Specialty Foods”), we are presently producing a very limited amount of our smoked food (specifically our smoked salmon) for distribution through SYSCO-Iowa and over the Internet, but intend to expand our production of additional items and grow sales into multiple channels of foodservice and retail grocery distribution principally under the Smoky Market brand. Additionally, we intend to produce certified kosher smoked foods and to distribute this line of products under the “Smoky Kosher” brand through the same marketing channels. In the future, we intend to develop a national chain of fast-casual barbecue restaurants under the name “BarBQ Diner” that would operate without having to handle and cook raw product on site.

Our focus of operations at this time is the expansion of our wholesale foodservice distribution through SYSCO and other large and specialty foodservice distributors, and to develop initial retail distribution through selected grocery chains in a limited number of regional markets. Once revenues from our primary distribution channels have gained traction, we intend to pursue development of the BarBQ Diner restaurant concept. We expect that operating dual distribution channels for our smoked foods will enable us to maximize the operating and financial efficiencies of our production capacity.

We produce our smoked foods under an agreement with Specialty Foods, a commercial meat processor in whose USDA facility we placed our first wood-burning oven system, which is capable of producing a minimum of approximately 100,000 pounds of smoked meat and fish per month. It is our intention to acquire the business and property of our processor affiliate so that we can create certain economies-of-scale relative to raw product supply cost and operating efficiencies that would result in lowering our product cost, and to create additional production space to develop our kosher food production.

We have generated net losses in each fiscal year since our inception in the development and refinements of our business model. As discussed in “Liquidity and Capital Resources” below, in June 2009 we received $1.5 million in capital financing, which we used toward debt repayment, the opening of a restaurant concept to test our foodservice system, and for our website to establish capability for Internet business. We are presently seeking private equity financing in the amount of $3.5 million to expand Smoky Market foodservice distribution and to begin sales in retail grocery sales in selected market venues. Additionally, we hope to raise at least $25 million from private financing sources of equity and debt to finance the acquisition of our Iowa processor (and possibly other acquisitions for fish processing) and to build the additions on the property for expanded production of regular and kosher food processing, and to finance a national expansion of market openings for our retail brand grocery distribution.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $4,098 and a working capital deficit of $1,544,510, as compared to cash and cash equivalents of $17,614 and a working capital deficit of $1,381,738 as of December 31, 2011.

Given that we are not yet in a positive cash flow or earnings position, the options available to us in our efforts to secure the financing structures we propose are fewer than to a positive cash flow company and generally do not include bank financing. To raise additional capital, we expect to issue equity securities, including preferred stock, common stock, warrants and/or convertible securities. We do not have any commitments from any party to provide required capital and may or may not be able to obtain such capital on reasonable terms or at all.

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

There are no expected capital expenditures during the second half of 2012.

Assuming the success of our wholesale foodservice and retail grocery distribution operations, which are expected to fully utilize our existing production capacity, we anticipate the need to invest as much as $5 million to create additional production capacity, which would be accomplished through our acquisition of Specialty Foods as intended. This will require the construction of an additional building adjacent to Specialty Food’s existing production space for more ovens and packaging equipment, as well as the remodeling of a second building on site to create space for kosher food production. We currently have an agreement with Specialty Foods under which we are granted the option to acquire its 15-acre campus property and make the required building additions (subject to an obligation to lease back to Specialty Foods its processing facility). We anticipate that the financing to pay for the proposed acquisition and property improvements will be generated from a combination of financing transactions involving equity and debt securities. If we are unable to obtain financing to construct the building addition as planned, we will be forced to significantly curtail our proposed expansion, and our ability to grow revenue will be halted until increased capacity can be created.

Results of Operations

We experienced decreases in general and administrative expenses during the three-month period ending June 30, 2012 as compared to the comparable period ending June 30, 2011. We experienced sales and operating costs during the three-month period ending June 30, 2012, whereas we experienced no sales and operating costs during the same period in 2011. Additionally, we experienced decreases in general and administrative expenses during the six-month period ending June 30, 2011 as compared to the same period in 2010. We experienced sales and operating costs during the six-month period ending June 30, 2012, whereas we experienced no sales and operating costs during the same period in 2011. The changes in revenues and expenses are summarized and discussed in the table below and in the discussion that follows.

Revenues and Expenses. Our operating results for the three-month and six-month periods ended June 30, 2012 and the comparable periods in 2011 are summarized as follows:

	For the three-month period ended		For the six-month period ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Sales	$2,340	-	$8,087	-
Cost of Sales	$1,422	-	$1,560	-
Gross Profit (Loss)	$918	-	$6,527	-
General & Administrative Expenses
Salaries, Wages & Benefits	$60,958	$49,170	$122,748	$98,340
Professional Fees	$37,511	$2,143	$90,801	$2,393
Marketing	$2,973	$5,559	$6,486	$5,559
Depreciation/amortization	$46,243	$13,844	$79,198	$27,689
Rent	$3,116	$1,560	$5,043	$2,820
Stock based compensation
Salaries, Wages & Benefits – related parties	$6,664	$6,664	$13,328	$30,540
Financing	$47,497	$322,106	$47,797	$339,158
Other	$17,964	$10,904	$37,412	$17,594
Operating Loss	$(222,008)	$(411,950)	$(396,286)	$(524,093)
Other (Expense)	$(66,589)	$(133,442)	$(132,776)	$(207,923)
Net (Loss)	$(288,597)	$(545,392)	$(529,062)	$(732,016)

THREE-MONTH PERIODS ENDED JUNE 30, 2012 AND JUNE 30, 2011

We had no sales or costs or sales for the three-month periods ended June 30, 2011. Consequently, we had no operating loss during these periods. We had sales of $2,340 and cost of sales of $1,422 during the quarterly period ended June 30, 2012. Consequently, we had gross profit of $918 during that period.

Our total general and administrative expenses decreased by $189,024, from $411,950 in the three-month period ended June 30, 2011 to $222,008 in the same period in 2012. The decrease in general and administrative expenses was due primarily to a decrease stock-based compensation related to financing activities, as described below.

Stock-based compensation related to financing activities decreased by $274,609, from $322,106 in the three-month period ended June 30, 2011 to $47,497 in the same period in 2012, due primarily to warrants given to individuals who had advanced money to the Company in order for the Company to pay essential obligations in the three-month period ended June 30, 2011, with fewer advances occurring in the same period in 2012.

The decreases in stock-based compensation related to financing activities described in the previous paragraph were partially offset by increases in expenses relating to salaries, wages and benefits, in professional fees, and in depreciation and amortization expenses. Expenses relating to salaries, wages and benefits increased by $11,788, from $49,170 in the three-month period ended June 30, 2011 to $60,958 in the same period in 2012, due primarily to the Company resuming operations and paying production staff. Professional fees increased by $35,368, from $2,143 in the three-month period ended June 30, 2011 to $37,511 in the same period in 2012, due primarily to the Company incurring government reporting and compliance costs whereas such no such costs were incurred in the same period in 2011. Depreciation and amortization expenses increased by $32,399, from $13,844 in the three-month period ended June 30, 2011 to $46,243 in the same period in 2012, due primarily to the amortization of loan discounts on loans incurred in late 2011 and in the first half of 2012. Overall, the increases in expenses relating to salaries, wages and benefits, professional fees, and depreciation and amortization expenses were not as great as the decrease in the general and administrative expenses described in the previous paragraph.

SIX-MONTH PERIODS ENDED JUNE 30, 2012 AND JUNE 30, 2011

We had no sales or costs of sales for the six-month period ended June 30, 2011. Consequently, we had no operating loss during that period. For the six-month period ended June 30, 2011, we had $8,087 in sales and $709 in costs of sales. Consequently, our gross profit for the six-month period ended June 30, 2012 was $6,527.

Our total general and administrative expenses decreased by $121,280, from $524,093 in the six-month period ended June 30, 2011 to $402,813 in the same period in 2012. The decrease in general and administrative expenses was due primarily to decreases in stock-based compensation related to salaries, wages and benefits and stock-based compensation related to financing activities, as described below.

Stock-based compensation related to salaries, wages and benefits decreased by $17,212, from $30,540 in the six-month period ended June 30, 2011 to $13,328 in the same period in 2012, due primarily to the issuance of 1,750,000 shares of common stock to the CEO in the 2011 period. Stock-based compensation related to financing activities decreased by $291,361, from $339,158 in the six-month period ended June 30, 2011 to $47,797 in the same period in 2012, due primarily to fewer warrants being issued as compensation for advances in the 2012 period.

The decreases in general and administrative expenses described in the previous paragraph were partially offset by increases in expenses related to salaries, wages and benefits, professional fees, depreciation and amortization expenses, and other expenses. Expenses relating to salaries, wages and benefits increased by $24,408, from $98,340 in the six-month period ended June 30, 2011 to $122,748 in the same period in 2012, due primarily to the Company resuming operations and paying production staff. Professional fees increased by $88,408, from $2,393 in the six-month period ended June 30, 2011 to $90,801 in the same period in 2012, due primarily to the Company incurring government reporting and compliance costs whereas such no such costs were incurred in the same period in 2011. Depreciation and amortization expenses increased by $51,509, from $27,689 in the six-month period ended June 30, 2012 to $79,198 in the same period in 2012, due primarily to the amortization of loan discounts on loans incurred in late 2011 and in the first half of 2012. Other expenses increased by $19,818, from $17,594 in the six-month period ended June 30, 2011 to $37,412 in the same period in 2012, due primarily to the resumption of operations in the 2012 period. Overall, these increases were not as great as the decreases in the general and administrative expenses described in the previous paragraph.

Working Capital. Our working capital as of June 30, 2012 and as of December 31, 2011 are summarized in the table below.

	As of
	June 30, 2012	December 31, 2011
Current Assets
Cash	$4,098	$17,614
Inventory	$15,256	$16,816
Total Current Assets	$19,354	$34,430

Current Liabilities
Accounts payable	$522,990	$524,338
Accounts payable – related parties	$170,976	$145,933
Due to employees	$699,889	$602,489
Short-term advances	$100,600	$94,700
Convertible debt	$69,409	$48,708
Total Current Liabilities	$1,5,63,864	$1,416,168

Working Capital (Deficit)	$(1,544,510)	$(1,381,738)

Our working capital deficiency increased by $162,772, from $1,381,738 at fiscal-year end 2011 to $1,544,510 as of June 30, 2012. The increase in our working capital deficiency was primarily due to an increase of $25,043 in accounts payable to related parties, an increase of $97,400 in amounts due to employees, and an increase of $20,701 in convertible debt.

Cash Flows. Our cash flows for the six-month periods ended June 30, 2012 and the comparable period in 2011 are summarized as follows:

	For the Six-Month Periods Ended
	June 30, 2012	June 30, 2011
Net Cash Provided (Used) by Operating Activities	$(115,916)	$(40,435)
Net Cash Provided (Used) by Investing Activities	-	$183
Net Cash Provided (Used) by Financing Activities	$102,400	$41,400
Net Increase (Decrease) in Cash	$(13,516)	$1,148

Cash, Beginning of Period	$17,614	$10
Cash, End of Period	$4,098	$1,158

We utilized more cash in our operating activities in the six-month period ended June 30, 2012, from $40,435 in the six-month period ended June 30, 2011 to $115,916 in the same period in 2012, primarily due to a larger loss from operations (after adding back non-cash expenses such as accrued interest and stock based compensation) in the 2012 period. Our investing activities provided $183 in cash during the six-month period ended June 30, 2011, compared to $0 in cash provided in the same period in 2012, primarily due to the refund of previous deposits in the six-month period ended June 30, 2011 with no corresponding activity in 2012. We generated more cash from financing activities, from $41,400 provided during the six-month period ended June 30, 2011 to $102,400 provided during the same period in 2012, primarily due to the receipt of $70,000 in convertible note proceeds in the 2012 period and no similar transaction in the 2011 period.

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, and all of the other information set forth in this prospectus before deciding to invest in shares of our common stock. In addition to historical information, the information in this prospectus contains forward looking statements about our future business and performance. Our actual operating results and financial performance may be different from what we expect as of the date of this prospectus. The risks described in this prospectus represent the risks that management has identified and determined to be material to our company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially harm our business operations and financial condition.

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

As of June 30, 2012, we had $4,098 in cash and cash equivalents. We need to obtain a significant amount of additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

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

We are highly dependent upon the efforts of management, particularly Edward C. Feintech, our Chairman, President and Chief Executive Officer. Due to our limited financial resources, in the short run, we expect to be unable to attract full-time qualified management personnel. Assuming our business expands, our ability to attract qualified personnel will be affected by our then-current financial situation and the limited number of qualified managers in the smoked-food industry. We may be unable to attract or retain qualified management personnel. If we are unsuccessful in retaining or attracting such employees, our ability to grow and service capacity will be harmed.

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

Failure to comply with these and other regulations could increase our cost structure, slow our expansion and harm our reputation, any of which would harm our operating results.

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

● In connection with the execution of any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers the following:

● bid and offer price quotes and volume information;

● the broker-dealer’s compensation for the trade;

● the compensation received by certain salespersons for the trade;

● monthly accounts statements; and

● a written statement of the customer’s financial situation and investment goals.

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

Revenue Recognition

Sales are recognized upon shipment and indication of collectability such as a purchase order or other evidence which establishes the validity of the transaction.

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

Stock-Based Compensation

The Company has issued its common shares as compensation to directors, officers, and non-employees. The Company measures the amount of stock-based compensation based on the fair value of the equity instrument issued or the services or goods provided as of the earlier of (1) the date at which an agreement is reached with the recipient as to the number of shares to be issued for performance, or (2) the date at which the recipient’s performance is complete.

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

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2011. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. This conclusion is based in part on the fact that the Company has consistently not completed previous periodic reports and related audits within required time periods.

(b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors

This item is not applicable to smaller issuers; however, please refer to the “Risk Factors” identified in the Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

Other than as previously reported, the Company offered and sold the following securities in reliance upon exemptions from the registration requirements of the Securities Act:

We have entered into four convertible debt arrangements with an unrelated financier the (“Financier”). The promissory notes carry interest at an 8% annual rate and are due nine months from the transaction date. The first note was in the principal amount of $42,500 and is due July 11, 2012. The second note was in the principal amount of $35,000 and is due September 15, 2012. The third note was in the principal amount of $37,500 and is due on November 4, 2012. The fourth note was in the principal amount of $32,500 and is due on February 4, 2013. All notes have a conversion option which allows the Financier to convert the principal and accrued interest into common shares based on the average of the lowest three closing prices of our common stock over the prior ten to fifteen days. That price is then discounted by 45% to arrive at the conversion price. We have the right to repurchase the notes during the first 180 days at a price which includes accrued interest plus the original principal amount multiplied by 150%. In April 2012, (i) as full conversion of an outstanding note in favor of the Financier, we offered and sold to such party 2,407,511 shares of common stock at a conversion ratio based on the average of the lowest three closing prices of our common stock over the prior ten to fifteen days, which amount equaled $0.2333, which was then discounted by 45% to arrive at the conversion price; and (ii) as partial conversion of an outstanding note in favor of the Financier, we offered and sold to such party 666,667 shares of common stock at a conversion ratio based on the average of the lowest three closing prices of our common stock over the prior ten to fifteen days, which amount equaled $0.115, which was then discounted by 42% to arrive at the conversion price. The offer and sale of such shares of our common stock and warrants is being effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) the investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investor was provided with certain disclosure materials and all other information requested with respect to our company; (d) the investor acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

In May 2012, (i) in exchange for services, we offered and sold to an entity 175,000 shares of common stock with a fair market value of $3,000 (or $0.017 per share); (ii) in exchange for $2,000 in cash, we offered and sold to an entity 115,000 shares of common stock with a fair market value of $2,000 (or $0.017 per share); and (iii) in exchange for cash, we offered and sold to an individual warrants to purchase 1,000,000 shares of common stock at $0.15 per share, exercisable over three years. The offer and sale of such shares of our common stock and warrants is being effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) each investor was were provided with certain disclosure materials and all other information requested with respect to our company; (d) each investor acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

In June 2012, (i) in exchange for $4,500 in cash, we offered and sold to an individual 150,000 shares of common stock with a fair market value of $4,500 (or $0.030 per share) and warrants to purchase 150,000 shares of common stock at $0.15 per share, exercisable over three years; and (ii) in exchange for $20,000 in cash, we offered and sold to an individual 480,000 shares of common stock with a fair market value of $20,000 (or $0.042 per share) and warrants to purchase 80,000 shares of common stock at $0.15 per share, exercisable over three years.. The offer and sale of such shares of our common stock and warrants is being effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) each investor was were provided with certain disclosure materials and all other information requested with respect to our company; (d) each investor acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

See the Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smoky Market Foods, Inc.

August 15, 2012	By: /s/ Edward C. Feintech
Date	Edward C. Feintech, President & Chief Executive Officer

August 15, 2012	By: /s/ Shane Campbell
Date	Shane Campbell Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

