Form 10-Q
period 2012-09-30
SMOKY MARKET FOODS INC
filed 2012-11-14
CIK 1370544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

[  ] Yes [X] No

As of November 10, 2012, the registrant had 112,853,563 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

2

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SMOKY MARKET FOODS, INC.

Balance Sheets

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS:
Current Assets
Cash	$2,462	$17,614
Accounts receivable	-	-
Inventory	14,868	16,816
Total Current Assets	17,330	34,430
Property and Equipment, net of depreciation	2,577	2,844
Total Assets	$19,907	$37,274

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Liabilities
Current Liabilities
Accounts payable	$523,917	$524,338
Accounts payable - related parties	164,113	145,933
Accrued payroll costs	733,549	602,489
Short-term advances	87,700	94,700
Convertible debt, including accrued interest, less amortized discount	88,205	48,708
Total Current Liabilities	1,597,484	1,416,168
Long-term Liabilities
Convertible debt to a related party, less amortized discount	199,432	196,384
Promissory notes payable to a related party, including accrued interest, less amortized discount	2,686,397	2,452,196
Total Liabilities	4,483,313	4,064,748

Stockholders’ Equity (Deficit)
Preferred Stock, par value $.001, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, par value $.001, 200,000,000 shares authorized: issued and outstanding 112,853,563 and 104,213,527 at September 30, 2012 and December 31, 2011, respectively	112,854	104,214
Deferred Stock-Based Compensation	(8,579)	(28,571)
Other paid-in capital	7,664,516	7,335,079
Accumulated deficit	(12,232,197)	(11,438,196)
Total Stockholders’ Equity (Deficit)	(4,463,406)	(4,027,474)
Total Liabilities and Stockholders’ Equity (Deficit)	$19,907	$37,274

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.

Statements of Operations

(unaudited)

	For the Three Months Ended September 30:		For the Nine Months Ended September 30:
	2012	2011	2012	2011
Sales
Wholesale	$3,204	$-	$10,582	$-
Internet	270	-	979	-
Total Sales	3,474	-	11,561	-

Cost of Sales
Wholesale and internet	1,031	-	2,591	-
Total Cost of Sales	1,031	-	2,591	-

Gross Profit (loss)	2,443	-	8,970	-

General & Administrative Expenses
Salaries, wages & benefits	68,058	51,882	190,806	150,222
Professional fees	25,965	52,821	116,766	55,213
Marketing	9,902	55,312	16,388	60,871
Depreciation and amortization	48,875	14,949	128,073	42,638
Rent	2,223	1,440	7,266	4,260
Stock based compensation
Salaries, wages & benefits - related parties	6,664	150,671	19,992	181,212
Professional	2,257	179,992	2,257	179,992
Financing	10,462	72,286	58,259	411,444
Other	27,042	39,385	64,454	56,978
Total General and Administrative Expenses	201,448	618,738	604,261	1,142,830

Operating Loss	(199,005)	(618,738)	(595,291)	(1,142,830)

Other Income (Expense)
Other income (loss)	-	3,509	-	5,206
Loss on conversion of related party debt	-	(5,665)	-	(85,490)
Interest expense to related parties	(64,767)	(64,846)	(192,668)	(194,641)
Interest expense to non-related parties	(1,167)	-	(6,042)	-

Other Expense - Net	(65,934)	(67,002)	(198,710)	(274,925)

Loss before Income Taxes	(264,939)	(685,740)	(794,001)	(1,417,755)

Income Taxes	-	-	-	-

Net (Loss)	$(264,939)	$(685,740)	$(794,001)	$(1,417,755)

(Loss) per Share:
Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Shares	111,803,436	103,651,191	107,811,242	100,646,339

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.

Statement of Stockholder’s Equity (Deficit)

(unaudited)

			Deferred	Other
	Common Stock		Stock-Based	Paid-in	Accumulated	Total
	Shares	Amount	Compensation	Capital	Deficit	(Deficit)

Balance, January 1, 2011	93,977,246	$93,978	$(55,228)	$6,232,009	$(9,523,300)	$(3,252,541)

Common stock issued for:
Cash	3,000,000	3,000		139,300		142,300
Settlement of advances	4,650,000	4,650		98,425		103,075
Employee compensation	1,750,000	1,750		12,250		14,000
Professional services	560,000	560		108,940		109,500
Financing	255,000	255		21,995		22,250
Settlement of accounts payable balances	21,281	21		7,427		7,448
Convertible debt financing				38,750		38,750
Warrants issued for:
Employee compensation				147,218		147,218
Professional services				214,723		214,723
Financing				273,394		273,394
Convertible debt financing				40,648		40,648
Amortization of stock-based compensation			26,657			26,657
Net (Loss) for the Year Ended December 31, 2011					(1,914,896)	(1,914,896)

Balance, December 31, 2011	104,213,527	$104,214	$(28,571)	$7,335,079	$(11,438,196)	$(4,027,474)

Common stock issued for:
Settlement of accounts payable balances	280,084	280		18,112		18,392
Conversion of debt to common stock	7,321,602	7,322		112,552		119,874
Cash	1,038,350	1,038		34,062		35,100
Convertible debt financing				104,895		104,895
Warrants issued for financing and professional services				59,816		59,816
Amortization of stock-based compensation			19,992			19,992
Net (Loss) for the Nine Months Ended September 30, 2012					(794,001)	(794,001)
Balance, September 30, 2012	112,853,563	$112,854	$(8,579)	$7,664,516	$(12,232,197)	$(4,463,406)

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30:
	2012	2011
Cash Flows from Operating Activities
Net Income (Loss)	$(794,001)	$(1,417,755)
Loss on conversion of related party debt	-	85,490
Stock-based financing and compensation costs	79,808	772,648
Depreciation and amortization	128,073	42,638
Current year interest capitalized as debt	198,710	194,250
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in inventory	1,948	(95,674)
Increase (decrease) in accounts payable	36,151	13,240
Increase (decrease) in due to employees	131,060	149,942

Net Cash Provided (Used) by Operating Activities	(218,251)	(255,221)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(3,200)
(Deposits) refunds	-	183

Net Cash Provided (Used) by Investing Activities	-	(3,017)

Cash Flows from Financing Activities
Proceeds from issuance of convertible debt	175,000	210,000
Proceeds from issuance of common stock	35,099	26,500
Proceeds from (payments on) short term advances - net	(7,000)	89,450

Net Cash Provided (Used) by Financing Activities	203,099	325,950

Net Increase (Decrease) in Cash	(15,152)	67,712

Cash, Beginning of Period	17,614	10

Cash, End of Period	$2,462	$67,722

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Smoky Market Foods, Inc, (the “Company”) was incorporated on April 18, 2006 under the laws of the State of Nevada.

The Company engages in the manufacture and sale of smoked meat products using a proprietary cooking technology which enables preservative-free production. Sales and distribution are presently accommodated through retail(internet) and whole sale distribution strategies intended to exploit the Smoky Market brand. The Company also intends to create a chain of franchised restaurants that also utilize the branded Smoky Market products.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews those estimates, including those related to allowances for loss contingencies for litigation, income taxes, and projection of future cash flows used to assess the recoverability of long-lived assets

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Management monitors the liquidity and creditworthiness of accounts receivable due from customers on an ongoing basis, considering industry and economic conditions and other factors. These factors form the basis for calculating and recording an allowance for doubtful accounts, which is an estimate of future credit losses. The Company writes off individual accounts receivable against the bad debt allowance when the Company determines a balance is uncollectible. Management has determined that the bad debt allowance is appropriately established at $-0- as of both September 30, 2012 and December 31, 2011.

Inventory

Inventory consists of Smoky Market food items and branded packaging. It is valued at the lower of cost or market using the average cost method. Inventory was as follows at:

	September 30, 2012	December 31, 2011

Raw materials	$-	$-
Finished goods	14,868	16,816

	$14,868	$16,816

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets’ estimated economic lives, which range from 3 to 25 years. Property and equipment were as follows as of:

	September 30, 2012	December 31, 2011

Transportation Equipment	$3,200	$3,200
Accumulated depreciation	623	356

	$2,577	$2,844

Leasehold improvements are capitalized and amortized over the remaining term of the leased facility. The Company recorded $89 and $89 in depreciation expense relating to the assets above for the three months ended September 30, 2012 and 2011, respectively. The Company recorded $267 and $89 in depreciation expense relating to the assets above for the nine months ended September 30, 2012 and 2011, respectively.

Advances

As of September 30, 2012 and December 31, 2011, the Company was indebted to several individuals for non-interest bearing, unsecured advances in the amounts of $87,700 and $94,700, respectively. $82,500 of the advances was past due and in default as of September 30, 2012 and December 31, 2011, respectively. 2,035,000 shares of common stock and 150,000 warrants to purchase common stock were issued to the individuals as part of the advances still outstanding at September 30, 2012. Management intends to repay the advances upon the realization of future debt/equity financing. Accordingly, the advances have been classified as current obligations.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012 and December 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value.

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

Advertising Costs

All advertising costs are charged to expense as incurred or the first time the advertising takes place, unless it is direct-response advertising that results in probable future economic benefits. Advertising expenses were $-0- and $-0- for the three months ended September 30, 2012 and 2011. Advertising expenses were $159 and $200 for the nine months ended September 30, 2012 and 2011.

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

The Company has experienced $12,232,197 in losses since inception. The Company has had minimal revenue generating operations since inception.

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

The net promissory note obligation was as follows as of:

	September 30, 2012	December 31, 2011
Face amount of note	$2,568,900	$2,568,900
Accrued interest	546,671	354,003
Less unamortized loan discount	(429,174)	(470,707)

	$2,686,397	$2,452,196

As discussed above, the LLC is considered a related party. Related party expenses relative to this loan were as follows for the:

	Nine Months Ended September 30:
	2012	2011

Interest expense	$192,668	$354,003
Amortization of loan discount	$41,533	$(470,707)

	Three Months Ended September 30:
	2012	2011

Interest expense	$64,223	$64,750
Amortization of loan discount	$13,844	$13,844

NOTE 4. CONVERTIBLE DEBT – RELATED PARTY

The Company entered into a Purchase and Lease Agreement in June 2011 with SMKY Asset Fund LLC (the “Lender,” a related party) relating to the Company’s smoker-oven system. The substance of the transaction more closely resembles a convertible debt instrument and for that reason the Company has recorded this transaction as a convertible debt borrowing. Pursuant to the agreement, the Company received $210,000 in the third quarter of 2011, subject to increase prior to January 25, 2012, with a maximum borrowing of $500,000. The final purchase amount for the smoker oven system was $235,000.

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

The debt was as follows at:

	September 30, 2012	December 31, 2011
Face amount of debt	$235,000	$235,000
Less unamortized loan discount	(35,568)	(38,616)

	$199,432	$196,384

As discussed above, the Lender is considered a related party. Related party expenses relative to this loan were as follows for the:

	Nine Months Ended September 30:
	2012	2011

Amortization of loan discount	$3,049	$1,016

	Three Months Ended September 30:
	2012	2011

Amortization of loan discount	$1,016	$1,016

NOTE 5. CONVERTIBLE DEBT – UNRELATED PARTY

The Company has entered a series of convertible debt arrangements with an unrelated financier (“Financier”). The promissory notes carry interest at an 8% annual rate and are due nine months from the transaction date. All notes have a conversion option which allows the Financier to convert the principal and accrued interest into common shares based on the average of the lowest three closing prices of the Companies stock over the prior ten to fifteen days. That price is then reduced by discounts ranging from 42% to 45% to arrive at the conversion price. The Company has the right to repurchase the notes during the first 180 days at a price which includes accrued interest plus the original principal amount multiplied by 150%. The first three notes have been converted into Company common shares. The fourth note is in the principal amount of $32,500 and is due on February 4, 2013. The fifth note is in the principal amount of $32,500 and is due April 12, 2013. The sixth note is in the principal amount of $32,500 and is due on May 14, 2013. The seventh note is in the principal amount of $40,000 and is due on June 8, 2013.

The Company has recorded the conversion options as loan discounts. Since the number of shares is variable, the calculation of the discount assumed the conversion stock price as of the transaction date as the base for calculations.

The outstanding combined debt was as follows at:

	September 30, 2012	December 31, 2011
Face amount of debt	$137,500	$77,500
Accrued interest	2,097	930
Less unamortized loan discount	(51,392)	(29,722)

	$88,205	$48,708

Based on the average of the lowest three closing prices for the Company’s common stock over the last ten trading days of the period ended September 30, 2012, the convertible debt holder would have been able to convert the above described loan principal in exchange for 5,438,724 shares of common stock. The Company had sufficient shares of common stock available to satisfy such a conversion as of September 30, 2012.

NOTE 6. CAPITAL STOCK

Common Stock

On April 18, 2006, the State of Nevada authorized the Company to issue a maximum of 200,000,000 shares of the Company’s common stock. The assigned par value was $.001. On the same day, the Company issued 40,000,000 common shares to Smoky Systems, LLC, a Nevada LLC and related party, in exchange for certain assets.

Preferred Stock

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company’s preferred stock with a $.001 par value. Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated .All shares of anyone series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications ,limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. No preferred shares had been issued as of September 30, 2012.

Stock Transactions:

The Company has engaged in numerous transactions whereby shares of common stock (description above) were issued in exchange for cash and/or services. The Statement of Stockholders’ Equity provides a summary of such transactions.

NOTE 7. RELATED PARTY TRANSACTIONS

As of September 30, 2012 the Company owed $164,113 to the Company’s Chief Financial Officer, a related party, for professional services. As of December 31, 2011, the Company owed $133,244 to the Company’s Chief Financial Officer for professional services and $12,689 to a supplier who is also a shareholder and related party, for a total balance of $145,933 in related party liabilities. Such debt was reflected as related party trade payables on the balance sheets, bears no interest and has no formal repayment terms.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

The Company has defaulted on a long-term operating lease of real property previously used as a restaurant operation in Los Gatos, California. All amounts due under the lease have been recognized as a liability and included in accounts payable. The liability is reflected at $187,307 as of both September 30, 2012 and December 31, 2011.

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

Dispute with Contractor

Smoky Market previously retained the services of an independent financial consultant contractor (the “Contractor”). The Contractor was terminated in 2009 and Company Management believes that a settlement was agreed to between the parties. The Contractor now disputes the agreement, claiming additional amounts are owed. The Company plans to contest the Contractor’s claim, but has recognized and recorded a liability in these financial statements equal to the full amount claimed by the Contractor. The amount in dispute is $123,720 as of both September 30, 2012 and December 31, 2011.

NOTE 9. COMMON STOCK OPTIONS AND WARRANTS

Common Stock Option Plan

The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan. Information relating to options issued under this plan is as follows:

	Options and Stock Awards Available for Grant	Number of Shares	Weighted Average Option Exercise Price
Outstanding as of January 1, 2012	742,500	5,757,500	$0.10
Shares reserved	-	-	-
Options granted	-	-	-
Stock awards granted	-	-	n/a
Options exercised	-	-	-
Options canceled	-	-	-

Outstanding as of September 30, 2012	742,500	5,757,500	$0.10

The following table summarizes information about stock options outstanding and exercisable at September 30, 2012:

Stock Options Outstanding
Number of Options Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
1,887,500	0.82	$0.10

Stock Options Exercisable
Number of Options Exercisable	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
1,887,500	0.82	$0.10

The assumptions used in computing fair value of options is as follows:

Expected stock price volatility	186.0%
Risk-free interest rate	4.7%
Expected term (years)	7.00
Weighted-average fair value of stock options granted	$0.099

Common Stock Warrants

The following is a summary of the status of all the Company’s stock warrants as of September 30, 2012:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2012	18,949,334	$0.10
Granted	1,937,500	0.15
Exercised	-	-
Cancelled	-	-
Outstanding, September 30, 2012	20,886,834	$0.10

The following table summarizes information about stock warrants outstanding and exercisable at September 30, 2012:

Stock Warrants Outstanding
Number of Warrants Outstanding	Weighted- Average Remaining Contractual Life in Years	Exercise Price
210,000	4.00	$0.50
1,771,834	3.59	$0.25
5,452,500	1.17	$0.15
13,452,500	3.69	$0.05
20,886,834

Stock Warrants Exercisable
Number of Warrants Exercisable	Weighted- Average Remaining Contractual Life in Years	Exercise Price
210,000	4.00	$0.50
1,771,834	3.59	$0.25
5,452,500	1.17	$0.15
13,452,500	3.69	$0.05
20,886,834

Warrants were valued and recorded pursuant to the Black-Scholes Method. Assumptions used were an average risk-free rate of return of .12% to .15%, average expected stock price volatility of 347%, weighted average expected term of 6.01 years, and a weighted average fair value of $.01 per warrant.

NOTE 10. SUBSEQUENT EVENTS

Management has evaluated the period subsequent to September 30, 2012 up to and including the date of the issuance of the financial statements for material subsequent events to disclose, and has determined that no such subsequent events exist

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

Overview

We use proprietary, custom-engineered, USDA-approved wood-burning oven technology to produce a complete line of fully-cooked Smoke-BakedTM meat and fish, and special recipe dishes. From a 15-acre food production campus located in central Iowa and owned by our sole meat processor, Mary Ann’s Specialty Foods, Inc. (“Specialty Foods”), we are presently producing a very limited amount of our smoked food (specifically our smoked salmon) for distribution through SYSCO-Iowa and over the Internet, but intend to expand our production of additional items and grow sales into multiple channels of foodservice and retail grocery distribution principally under the Smoky Market brand. Additionally, we intend to produce certified kosher smoked foods and to distribute this line of products under the “Smoky Kosher” brand through the same marketing channels. In the future, we intend to develop a national chain of fast-casual barbecue restaurants under the name “BarBQ Diner” that would operate without having to handle and cook raw product on site.

Our focus of operations at this time is the expansion of our wholesale food service distribution through SYSCO and other large and specialty food service distributors, and to develop initial retail distribution through selected grocery chains in a limited number of regional markets. Once revenues from our primary distribution channels have gained traction, we intend to pursue development of the BarBQ Diner restaurant concept. We expect that operating dual distribution channels for our smoked foods will enable us to maximize the operating and financial efficiencies of our production capacity.

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

We have generated net losses in each fiscal year since our inception in the development and refinements of our business model. As discussed in “Liquidity and Capital Resources” below, in June 2009 we received $1.5 million in capital financing, which we used toward debt repayment, the opening of a restaurant concept to test our food service system, and for our website to establish capability for Internet business. We are presently seeking private equity financing in the amount of $3.5 million to expand Smoky Market food service distribution and to begin sales in retail grocery sales in selected market venues. Additionally, we hope to raise up to $25 million from private financing sources of equity and debt to finance (i) the acquisition of our Iowa processor’s campus property to make the required building additions on the property for expanded production of regular and kosher food processing, (ii) to finance a national expansion of market openings for our retail brand grocery distribution, and (iii) to finance one or more acquisitions of strategic food companies for revenue growth and distribution of our products.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $2,462 and a working capital deficit of $1,580,154, as compared to cash and cash equivalents of $17,614 and a working capital deficit of $1,381,738 as of December 31, 2011.

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

In October and December 2011, the Company received an aggregate of $77,500 in cash from Asher Enterprises, Inc. in return for two promissory notes in the amounts of $42,500 and $35,000, respectively. The notes accrued interest at an annual rate of 8% until repaid and carried a maturity date of July 11, 2012 and September 15, 2012, respectively. The notes were converted into shares of our common stock in July and September 2012 at conversion prices equal to a discount of 45% to the then current market price. In 2012 the Company has further received an aggregate of $175,000 in cash from Asher in return for five promissory notes in various amounts. The first of these was converted into shares of our common stock in September 2012 at a conversion price equal to a discount of 45% to the then current market price. The remaining notes are in the principal amounts of $32,500, $32,500, $32,500, and $40,000 and are due February 4, 2013, April 12, 2013, May 14, 2013, and June 8, 2013, respectively. These notes accrue interest at an annual rate of 8% until repaid and are also convertible into shares of our common stock.

During the first nine months of 2012, principal uses of cash were approximately $220,000 to finance operating losses.

There are no expected capital expenditures during the last quarter of 2012.

Assuming the success of our wholesale food service and retail grocery distribution operations, which are expected to fully utilize our existing production capacity, we anticipate the need to invest as much as $5 million to create additional production capacity, which would be accomplished through our acquisition of Specialty Foods as intended. This will require the construction of an additional building adjacent to Specialty Food’s existing production space for more ovens and packaging equipment, as well as the remodeling of a second building on site to create space for kosher food production. We currently have an agreement with Specialty Foods under which we are granted the option to acquire its 15-acre campus property and make the required building additions (subject to an obligation to lease back to Specialty Foods its processing facility). We anticipate that the financing to pay for the proposed acquisition and property improvements will be generated from a combination of financing transactions involving equity and debt securities. If we are unable to obtain financing to construct the building addition as planned, we will be forced to significantly curtail our proposed expansion, and our ability to grow revenue will be halted until increased capacity can be created.

Results of Operations

We experienced decreases in general and administrative expenses during the three-month period ending September 30, 2012 as compared to the comparable period ending September 30, 2011. We experienced sales and operating costs during the three-month period ending September 30, 2012, whereas we experienced no sales and operating costs during the same period in 2011. Additionally, we experienced decreases in general and administrative expenses during the nine-month period ending September 30, 2012 as compared to the same period in 2011. We experienced sales and operating costs during the nine-month period ending September 30, 2012, whereas we experienced no sales and operating costs during the same period in 2011. The changes in revenues and expenses are summarized and discussed in the table below and in the discussion that follows.

Revenues and Expenses. Our operating results for the three-month and nine-month periods ended September 30, 2012 and the comparable periods in 2011 are summarized as follows:

	For the three-month period ended		For the nine-month period ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Sales	$3,474	-	$11,561	-
Cost of Sales	$1,031	-	$2,591	-
Gross Profit (Loss)	$2,443	-	$8,970	-
General & Administrative Expenses
Salaries, Wages & Benefits	$68,058	$51,882	$190,806	$150,222
Professional Fees	$25,965	$52,821	$116,766	$55,213
Marketing	$9,902	$55,312	$16,388	$60,871
Depreciation/amortization	$48,875	$14,949	$128,073	$42,638
Rent	$2,223	$1,440	$7,266	$4,260
Stock based compensation
Salaries, Wages & Benefits – related parties	$6,664	$150,671	$19,992	$181,212
Professional	$2,257	$179,992	$2,257	$179,992
Financing	$10,462	$72,286	$58,259	$411,444
Other	$27,042	$39,385	$64,454	$56,978
Operating Loss	$(199,005)	$(618,739)	$(595,291)	$(1,142,830)
Other (Expense)	$(65,934)	$(67,002)	$(198,710)	$(274,925)
Net (Loss)	$(264,939)	$(685,740)	$(794,001)	$(1,417,755)

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

We had no sales or costs or sales for the three-month periods ended September 30, 2011. Consequently, we had no operating loss during these periods. We had sales of $3,474 and cost of sales of $1,031 during the quarterly period ended September 30, 2012. Consequently, we had gross profit of $2,443 during that period.

Our total general and administrative expenses decreased by $417,290, from $618,738 in the three-month period ended September 30, 2011 to $201,448 in the same period in 2012. The decrease in general and administrative expenses was due primarily to decreases in professional fees, marketing expenses, stock-based compensation, and other expenses, as described below.

Professional fees decreased by $26,856, from $52,821 in the three-month period ended September 30, 2011 to $25,965 in the same period in 2012, due primarily to higher costs incurred in the 2011 period to become current in government reporting and compliance obligations, with no corresponding costs required in 2012. Marketing expenses decreased by $45,410, from $55,312 in the three-month period ended September 30, 2011 to $9,902 in the same period in 2012, due primarily to higher costs in the 2011 period for a new website as compared to the 2012 website costs. Stock-based compensation related to salaries, wages and benefits decreased by $144,007, from $150,671 in the three-month period ended September 30, 2011 to $6,664 in the same period in 2012, due primarily to warrants provided to corporate officers in the 2011 period in lieu of cash compensation with no corresponding warrants in the 2012 period. Stock-based compensation related to professional fees decreased by $177,735, from

$179,992 in the three-month period ended September 30, 2011 to $2,257 in the same period in 2012, due primarily to warrants provided to contract corporate officers in lieu of cash compensation in the 2011 period with no corresponding warrants in the 2012 period. Stock-based compensation related to financing activities decreased by $61,824, from $72,286 in the three-month period ended September 30, 2011 to $10,462 in the same period in 2012, due primarily to warrants given to individuals who advanced funds to the Company during the 2011 period with no corresponding warrants in the 2012 period. Other expenses decreased by $12,343, from $39,385 in the three-month period ended September 30, 2011 to $27,042 in the same period in 2012, due primarily to lower travel costs in the 2011 period as compared to the 2012 period.

The decreases in expenses described in the previous paragraph were partially offset by increases in expenses relating to salaries, wages and benefits, and in depreciation and amortization expenses. Expenses relating to salaries, wages and benefits increased by $16,176, from $51,882 in the three-month period ended September 30, 2011 to $68,058 in the same period in 2012, due primarily to an increase in plant workers in Iowa in the 2012 period employed for food production . Depreciation and amortization expenses increased by $33,926, from $14,949 in the three-month period ended September 30, 2011 to $48,875 in the same period in 2012, due primarily to additional amortization on new loan discounts in the 2012 period. Overall, the increases in expenses relating to salaries, wages and benefits, and depreciation and amortization expenses were not as great as the decreases in the expenses described in the previous paragraph.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

We had no sales or costs of sales for the nine-month period ended September 30, 2011. Consequently, we had no operating loss during that period. For the nine-month period ended September 30, 2012, we had $11,561 in sales and $2,591 in costs of sales. Consequently, our gross profit for the nine-month period ended September 30, 2012 was $8,970.

Our total general and administrative expenses decreased by $538,569, from $1,142,830 in the nine-month period ended September 30, 2011 to $604,261 in the same period in 2012. The decrease in general and administrative expenses was due primarily to decreases in marketing expenses and stock-based compensation, as described below.

Marketing expenses decreased by $44,483, from $60,871 in the nine-month period ended September 30, 2011 to $16,388 in the same period 2012, due primarily to website costs incurred in the 2011 period with no corresponding costs in the 2012 period. Stock-based compensation related to salaries, wages and benefits decreased by $161,220, from $181,212 in the nine-month period ended September 30, 2011 to $19,992 in the same period in 2012, due primarily to the issuance of 1,750,000 shares of common stock to the CEO in the 2011 period with no corresponding issuance in the 2012 period. Stock-based compensation related to professional fees decreased by $177,735, from $179,992 in the nine-month period ended September 30, 2011 to $2,257 in the same period in 2012, due primarily to stock warrants given to professional service provides in the 2011 period with no concurrent warrants being given in the 2012 period. Stock-based compensation related to financing activities decreased by $353,185, from $411,444 in the nine-month period ended September 30, 2011 to $48,259 in the same period in 2012, due primarily to fewer warrants being issued as compensation for advances in the 2012 period.

The decreases in general and administrative expenses described in the previous paragraph were partially offset by increases in expenses related to salaries, wages and benefits, professional fees, and depreciation and amortization expenses. Expenses relating to salaries, wages and benefits increased by $40,584, from $150,222 in the nine-month period ended September 30, 2011 to $190,806 in the same period in 2012, due primarily to the Company resuming operations and paying production staff. Professional fees increased by $61,553, from $55,213 in the nine-month period ended September 30, 2011 to $116,766 in the same period in 2012, due primarily to the Company incurring increased costs in the 2012 period to stay current on government reporting and compliance obligations whereas such costs were lower in the 2011 period. Depreciation and amortization expenses increased by $85,435, from $42,638 in the nine-month period ended September 30, 2012 to $128,073 in the same period in 2012, due primarily to the amortization of loan discounts on loans incurred in late 2011 and in the first half of 2012. Overall, these increases were not as great as the decreases in the general and administrative expenses described in the previous paragraph.

Working Capital. Our working capital as of September 30, 2012 and as of December 31, 2011 are summarized in the table below.

	As of
	September 30, 2012	December 31, 2011
Current Assets
Cash	$2,462	$17,614
Inventory	$14,868	$16,816
Total Current Assets	$17,330	$34,430

Current Liabilities
Accounts payable	$523,917	$524,338
Accounts payable – related parties	$164,113	$145,933
Due to employees	$733,549	$602,489
Short-term advances	$87,700	$94,700
Convertible debt	$88,205	$48,708
Total Current Liabilities	$1,597,484	$1,416,168

Working Capital (Deficit)	$(1,508,154)	$(1,381,738)

Our working capital deficiency increased by $198,416, from $1,381,738 at fiscal-year end 2011 to $1,580,154 as of September 30, 2012. The increase in our working capital deficiency was primarily due to an increase of $18,180 in accounts payable to related parties, an increase of $131,060 in amounts due to employees, and an increase of $39,497 in convertible debt.

Cash Flows. Our cash flows for the nine-month periods ended September 30, 2012 and the comparable period in 2011 are summarized as follows:

	For the nine-Month Periods Ended
	September 30, 2012	September 30, 2011
Net Cash Provided (Used) by Operating Activities	$(218,251)	$(255,221)
Net Cash Provided (Used) by Investing Activities	-	$(3,017)
Net Cash Provided (Used) by Financing Activities	$203,099	$325,950
Net Increase (Decrease) in Cash	$(15,152)	$67,712

Cash, Beginning of Period	$17,614	$10
Cash, End of Period	$2,462	$67,722

We utilized less cash in our operating activities in the nine-month period ended September 30, 2012, from $255,221 in the nine-month period ended September 30, 2011 to $218,251 in the same period in 2012, primarily due to a larger loss from operations (after adding back non-cash expenses such as accrued interest and stock based compensation) in the 2011 period. Our investing activities utilized $3,017 in cash during the nine-month period ended September 30, 2011, compared to $0 in cash in the same period in 2012, primarily due to the refund of previous deposits in the nine-month period ended September 30, 2011 with no corresponding activity in 2012. We generated less cash from financing activities, from $325,950 provided during the nine-month period ended September 30, 2011 to $203,099 cash provided during the same period in 2012, primarily due to less cash advances received during the 2012 period.

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

As of September 30, 2012, we had $2,462 in cash and cash equivalents. We need to obtain a significant amount of additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

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

We expect to be dependent on third party affiliates to provide design, advertising, food service operations management, and franchising assistance in relation to our BarBQ Diners and to assist in development of our general operating and marketing plan.

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

Labor disputes affecting common carriers and food service distributors may hamper our ability to deliver our product to customers and harm our business.

We will be dependent upon UPS and other package delivery contractors and food service distributors to ship internet orders to customers and products to our food service concept outlets. Labor disputes involving package delivery contractors, or other events creating delays, unpredictability or lost increases in the express delivery market may significantly damage our shipping and delivery capability. This would increase our costs, likely cause us to fail to comply with delivery commitments to our customers, and eventually harm our ability to generate revenues.

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

Our ability to issue preferred stock and common stock may significantly dilute ownership and voting power, negatively affect the price of our common stock and inhibit hostile take overs.

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

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2012. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. This conclusion is based in part on the fact that the Company has consistently not completed previous periodic reports and related audits within required time periods.

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

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

Other than as previously reported, the Company offered and sold the following securities in reliance upon exemptions from the registration requirements of the Securities Act:

We have entered into a total of seven convertible debt arrangements with an unrelated financier (“Financier”). The promissory notes carry interest at an 8% annual rate and are due nine months from the transaction date. The first note is in the principal amount of $42,500 and was due July 11, 2012. The second note is in the principal amount of $35,000 and was due September 15, 2012. The third note is in the principal amount of $37,500 and was due on November 4, 2012. The fourth note is in the principal amount of $32,500 and is due on February 4, 2013. The fifth note is in the principal amount of $32,500 and is due on April 12, 2013. The sixth note is in the principal amount of $32,500 and is due on May 14, 2013. The seventh note is in the principal amount of $40,000 and is due on June 8, 2013. All notes have a conversion option which allows the Financier to convert the principal and accrued interest into common shares based on the average of the lowest three closing prices of our common stock over the prior ten to fifteen days. That price is then discounted by 45% to arrive at the conversion price. We have the right to repurchase the notes during the first 180 days at a price which includes accrued interest plus the original principal amount multiplied by 150%. The first note was fully converted in April 2012, and the second note was partially converted in June 2012. In July 2012, (i) as partial conversion of the second note in favor of the Financier, we offered and sold to such party 1,270,394 shares of common stock at a conversion ratio based on the average of the lowest three closing prices of our common stock over the prior ten to fifteen days, which amount equaled $0.115, which was then discounted by 45% to arrive at the conversion price, (ii) in exchange for services, we offered and sold to an individual 20,000 shares of common stock with a fair market value of $700 (or $0.035 per share); and (iii) in exchange for $3,600 in cash, we offered and sold to an individual 120,000 shares of common stock with a fair market value of $3,6000 (or $0.030 per share) and warrants to purchase 120,000 shares of common stock at $0.15 per share, exercisable over three years. The offer and sale of such shares of our common stock and warrants is being effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) each investor was provided with certain disclosure materials and all other information requested with respect to our company; (d) each investor acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

In August 2012, (i) as full conversion of the third note in favor of the Financier described above, we offered and sold to such party 2,977,030 shares of common stock at a conversion ratio based on the average of the lowest three closing prices of our common stock over the prior ten to fifteen days, which amount equaled $0.103, which was then discounted by 45% to arrive at the conversion price, and (ii) in exchange for $5,000 in cash, we offered and sold to an individual 173,350 shares of common stock with a fair market value of $5,000 (or $0.029 per share) and warrants to purchase 150,000 shares of common stock at $0.15 per share, exercisable over three years. The offer and sale of such shares of our common stock and warrants is being effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) each investor was provided with certain disclosure materials and all other information requested with respect to our company; (d) each investor acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

In September 2012, (i) in exchange for professional services, we offered and sold to an entity warrants to purchase 37,500 shares of common stock at $0.15 per share, exercisable over three years. The offer and sale of such warrants is being effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) the investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investor was provided with certain disclosure materials and all other information requested with respect to our company; (d) the investor acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

Smoky Market Foods, Inc.

November 14, 2012	By: /s/ Edward C. Feintech
Date	Edward C. Feintech, President & Chief Executive Officer

November 14, 2012	By: /s/ Shane Campbell
Date	Shane Campbell Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

