Form 10-Q/A
period 2012-09-30
SMOKY MARKET FOODS INC
filed 2012-11-19
CIK 1370544

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Smoky Market Foods, Inc. for the period ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

Smoky Market Foods, Inc.

November 19, 2012	By: /s/ Edward C. Feintech
Date	Edward C. Feintech, President & Chief Executive Officer

November 19, 2012	By: /s/ Shane Campbell
Date	Shane Campbell Chief Financial Officer