Form 10-K
period 2013-12-31
SMOKY MARKET FOODS INC
filed 2014-11-18
CIK 1370544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 000-52158

SMOKY MARKET FOODS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4748589
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1511 E. 2nd St.

Webster City, IA 50595

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (515) 724-7976

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

YES [  ] NO [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): YES [  ] NO [X]

The aggregate market value of approximately 129,070,650 shares held by nonaffiliates of the registrant on June 30, 2014, based upon the average bid and asked price of the common shares on the OTC Bulletin Board of $0.02 per share on June 30, 2014, was approximately $2,581,413. Common Shares held by each officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded.

As of November 15, 2014, the registrant had 191,233,345 common shares outstanding.

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

PART I

Item 1. Business.

Overview

Organization & Business Model

We are a Nevada corporation incorporated in April 2006, with our principal office at 1511 E. 2nd Street, Webster City, Iowa 50595. Our telephone number is (515) 724-7976. We own proprietary wood-burning oven technology and process technique, which produces artisan quality of “Smoke-BakedTM” fish and meat that we believe to be superior in flavor, purity and nutritional wholesomeness to all “value-added” smoked food products currently being produced by commercial smoked food processors.

We are a development stage company, with the intent to procure capital to execute our branded marketing business plan. Having encountered financial and operational difficulties and failures relating to the consumer trends and economics of our specialized industry segment, we have generated very minimal revenue to date from wholesale and retail distribution of our product. However, we have enhanced our business model through creation of strategic operating and financial affiliations, and we intend to grow our revenue in 2015.

We plan to sell our line of smoked foods principally under the Smoky Market brand through multiple channels wholesale and retail distribution that include sales to food distributors, direct to commercial end-users and grocery retailers, and certain of our products will be sold retail over the Internet. We expect to also produce a certain amount of product for private label distribution.

Additionally, in the foreseeable future we intend to produce certified kosher smoked foods and to distribute this line of products under our “Smoky Kosher” brand through mostly the same distribution channels. In the future, when our earnings grow, we intend to develop a national chain of fast-casual, gourmet smoked food restaurants under the name “SmokeChefTM” that we believe would be an innovative concept of franchise operation within the restaurant industry.

Market Opportunity

Within the value-added, prepared food marketplace, we see a significant lack of artisan smoked fish and meat products that are truly wholesome, naturally wood-smoked by burning wood, and free of additives and chemical preservatives. We believe this specialized marketplace to be virtually untapped and without any major smoked food brand comparable in quality. We believe our two packaged food brand concepts, “Smoky Market” and “Smoky Kosher”, will enable us to penetrate national markets for sales to wholesale and retail customers in the value-added packaged food sector. We believe our business model to be a niche market opportunity to produce and distribute artisan quality smoked foods, at competitive prices, within a highly processed, commercial prepared food marketplace.

Food Production & Distribution

Proprietary Wood-burning Oven Technology & Process Technique

Our custom-engineered, wood-burning oven delicately Smoke-Bakes fish and meat with naturally moist smoke-heat, which is produced by the burning of freshly-cut hickory and without the use of curing or brining process, or injection of other forms of additives and chemical preservatives. Our products include fish, beef, pork, poultry and lamb that are fully cooked and vacuum-packaged for convenience, freshness and ease of preparation by foodservice operators and home consumers alike.

By contrast, the smoked food produced by commercial processors using standardized smokehouse-type ovens is essentially that of smoke-flavoring product, as these ovens use smoke generators that smolder hickory sawdust to create smoke. The fish and meat are smoked while being cooked by gas or electric heat with added moisture, and high concentrations of water, sodium, sugar, and various forms of additives and preservatives (brining & curing solutions) are used in the process.

In July 2011, we entered into a Purchase and Lease Agreement (the “Sale/Lease Agreement”) with SMKY Asset Fund LLC (the “Lessor”) related to our smoker-oven system. Pursuant to the Sale/Lease Agreement, we sold the smoker-oven system to the Lessor for a purchase price equal of $240,000 (the “Sale Price”). In addition, we are required to issue to Lessor a warrant to purchase a share of common stock for each $1.00 of the Lease Price. The warrants have an exercise price of $0.50 per share, a five-year term and include net exercise provisions. We leased back the smoker-oven system for rent equal to $0.20 per pound of product produced using the smoker-oven up to a maximum annual return of 30% on the sum of the Sale Price ($240,000) or $72,000. The Sale/Lease Agreement has a 10-year term and includes a provision that we must repurchase the smoker-oven system at any time after July 25, 2014 providing that the market price for our common stock has exceeded $0.50 for thirty trading days. The repurchase price is a number of shares of common stock with a fair market value equal to 20 times the Sale Price, plus $5,000.

On July 1, 2014, Smoky Market Foods, Inc. (the “Company”) entered into a Business Development License Agreement (the “Agreement”) with Mary Ann’s Specialty Foods, Inc. (“Mary Ann’s”). Pursuant to the terms of the Agreement, the Company granted to Mary Ann’s (a) an exclusive right to develop, manufacture, label, package, store, and distribute, under the Company’s trademarks and trade names (the “Marks”), the Company’s meat and fish products, and to process orders and collect sales; and (b) a non-exclusive, non-transferable license to the Marks. Mary Ann’s also agreed to (a) generate sales for the Company’s products, with the billing of such sales to be invoiced and proceeds collected solely by Mary Ann’s; and (b) provide a minimum of $650,000 of financing for inventory and receivables for the Company to be able to grow sales of its products. Mary Ann’s will retain a portion of sales proceeds as compensation for its processing (cost of raw product, materials, labor & profit), financing and brokerage services, and remit the remaining proceeds to the Company, which represent the Company’s margin of gross profit. As additional consideration, the Company agreed to issue to Mary Ann’s and its designees 5,000,000 shares of the Company’s common stock. The Agreement has a one-year term, which will renew automatically each year for an additional period of one year unless either party provides written notice of non-renewal.

USDA-Inspected Meat Production and Availability of Raw Materials

We presently outsource, and for the foreseeable future, expect to continue to outsource, our commercial smoked food processing to Mary Ann’s Specialty Foods (“Specialty Foods”). Specialty Foods is a USDA-approved contract food processing company located in Webster City, Iowa and operates a 70,000 square foot processing facility, which sits on 15 acres of family-owned land, and is expected to be responsible for our food production and distribution requirements. In order to establish production capability and complete the development of our smoked food products, we entered into an Amended and Restated Processing Agreement dated July 1, 2006 with Specialty Foods, which agreement was further modified by a Second Amended and Restated Processing Agreement dated October 30, 2009.

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

With respect to meat, fish and other raw materials used to make our products, we require that all of our raw beef, pork, lamb and poultry be raised without growth hormones, steroids and antibiotics, and our salmon is farmed naturally in “open-pen” ocean waters. Market prices for meat, fish and other food items are subject to constant fluctuation and frequent shortages of item availability, which we expect to mitigate through economies-of-scale from increased production.

Kosher Line

We have created the Smoky Kosher brand for production and marketing of a line of fully-certified kosher smoked foods, which will be distributed wholesale to commercial end-users and grocery retailers, and retail to consumers over the Internet. To produce our kosher line, we intend to affiliate with an established USDA processor of kosher foods and install an oven for contract production in principally the same manner as we are doing with Specialty Foods.

Co-Pack Production

We plan to use co-packing affiliates to produce a selection of specialty gourmet items, including one-dish meals of smoked meat/fish pasta, casseroles, quiches, and soup. We have not entered into agreements with any co-packing facilities, but have entered into discussions with several and believe that suitable arrangements can be reached when we are ready to commence such operations. Our plan is to cause Specialty Foods to bulk-ship smoked meat and fish ingredients to the co-packers. There, the various menu items will be packaged, and shipped to our planned regional distribution centers.

Process & Price Value

Our wood-smoking process is expensive. Costs include obtaining freshly cut timber, labor associated with the smoking process, and having to absorb a 25% to 30% cook shrinkage loss in the process. Consequently, Smoky Market brand smoked foods cost more to produce and have higher price points than many competing smoked food products. However, the existence of a market for higher-priced organic foods and other prepared foods that are advertised as 100% natural, low-sodium and/or free of additives suggests that customers will pay more for products they know to be of premium quality, especially prepared foods that are nutritionally wholesome, tasty, and convenient. Based upon our review of the nutritional labels of our competitors, we believe that the absence of any preservatives, brining solutions, liquid smoke and similar additives in Smoky Market brand smoked meats foods distinguishes our product from smoked meat products currently on the market.

Smoked Food Products

Below is our line of smoked foods that we expect to produce and market under the Smoky Market brand, with certain of these items intended to also be produced and sold under our Smoky Kosher brand, and featured in our SmokeChef restaurant concept.

Our line of wood-smoked foods presently includes the following:

Entrée Items (Individual serving portions that are ready to “heat’n serve”)

●	Pork Loin Baby Back Ribs

●	Pork Country-Style Ribs & Loin Chops

●	Beef Spare Ribs

●	Carved Boneless Chicken Breast

●	Cornish Game Hen

●	Turkey Breast, Thigh & Leg

●	Rack Of Lamb & Lamb Chops

●	Duck

●	Salmon & other fish

Sliced, Pulled or Cut Smoked Foods (Sliced, pulled or cut from the bone and packaged in portion servings for sandwiches, or to add to salads, tacos, casseroles & soups)

●	Beef Sirloin Tri-Tip & Brisket

●	Pork Loin & Shoulder Roast

●	Carved Chicken Strips

●	Turkey Breast

Side Order Foods

●	Hickory Smoke-BakedTM Beans

●	Creamy-Garlic Coleslaw Dressing & Veggie Dip

●	Southern-Style Barbecue Dipping Sauce

Marketing & Operations

We have completed a re-branding design of the Smoky Market logo, which depicts a more contemporary, gourmet quality appeal to the brand image. Our website, at www.smokymarket.com, while now only featuring general product and company information, is expected to become live for on-line ordering of certain of our smoked foods for both our wholesale and retail customers in January 2015.

We believe the achievement of approximately 30% usage of our existing smoker-oven’s production capacity will enable us to attain a positive cash flow and we plan to market our Smoke-Baked salmon as our primary introductory product to demonstrate our brand quality given what we perceive to be the uniqueness of this product in the smoked fish marketplace. Entering 2015, we plan to produce other meat and poultry items to extend our line of distribution. Since we are producing “portion-packaged” product for commercial end-users, we can very easily and efficiently integrate precise packaging into the distribution of our foods through wholesale channels for grocery retail sales and for direct consumer sales over the Internet.

Strategic Development Agreement

On July 1, 2014 we entered into a Business Development License Agreement (the “Agreement”) with Specialty Foods. Pursuant to the terms of the Agreement, we granted Specialty Foods (a) an exclusive right to develop, manufacture, label, package, store, and distribute, under the Company’s trademarks and trade names (the “Marks”), the Company’s meat and fish products, and to process orders and collect sales; and (b) a non-exclusive, non-transferable license to the Marks. Specialty Foods also agreed to (a) generate sales for our products, with the billing of such sales to be invoiced and proceeds collected solely by Specialty Foods; and (b) provide a minimum of $650,000 of financing for inventory and receivables for the Company to be able to grow sales of our products. Specialty Foods will retain a portion of sales proceeds as compensation for its processing (cost of raw product, materials, labor & profit), financing and brokerage services, and remit the remaining proceeds to us, which represents our margin of gross profit. As additional consideration, we agreed to issue to Specialty Foods and its designees 5,000,000 shares of the Company’s common stock. The Agreement has a one-year term, which will renew automatically each year for an additional period of one year unless either party provides written notice of non-renewal.

Specialty Foods has begun to produce and sell product under the terms of the Agreement and we expect sales of our smoked foods to grow through the efforts of Specialty Foods’ marketing organization as they introduce our smoked salmon to their existing customers.

Regional Sales & Fulfillment Operations

In addition to sales of our products to be generated through the efforts of Specialty Foods under our development agreement, we intend to establish regional sales and fulfillment operations that will enable us to have dedicated sales agents in concentrated market areas that only sell Smoky Market brand products. These regional operations will be a combination of company-operated facilities and facilities that are operated under contract with an established food sales organization. We have determined that the greatest level and speed of national market penetration of our brand lines can be achieved by directly selling to commercial end-users, and that our most competitive pricing structure can be realized by shipping wholesale product orders for next-day ground delivery by UPS from these regional facilities. We expect this sales and distribution model to be considerably cost-efficient and the most effective application for our capital and human resource.

In connection with our development agreement with Specialty Foods and the capital they are providing for inventory and receivable financing, and with additional capital we intend to raise, we plan to begin our direct selling and fulfillment operations in January 2015 from our facility in Webster City, IA, which will enable sales and provide next-day ground delivery to commercial end-users and grocery retailers within a surrounding territory of seven Mid-West states. Additionally, we are currently negotiating with food sales contractors for regional facility operations in the Pacific Northeast, central California, Florida and the Northeast. We foresee the success of our regionalized sales and fulfillment platform becoming a viable revenue- and income-generating model that may be duplicated for continued entrepreneurial market launch operations in regional territories across the country.

General Information

Intellectual Property

We own the recipes for substantially all of our products, certain registered and unregistered trademarks and tradenames, including Smoky Market®, Smoke-Baked™, Smoky Kosher™, and SmokeChef™, along with design features related to the ovens used for smoking our products. We have not registered any patents, but we expect to be able to secure certain patent rights for the diffusing system attached to our smoker-oven from the firebox.

On July 1, 2014, Smoky Market Foods, Inc. (the “Company”) entered into a Business Development License Agreement (the “Agreement”) with Mary Ann’s Specialty Foods, Inc. (“Mary Ann’s”). Pursuant to the terms of the Agreement, the Company granted to Mary Ann’s (a) an exclusive right to develop, manufacture, label, package, store, and distribute, under the Company’s trademarks and trade names (the “Marks”), the Company’s meat and fish products, and to process orders and collect sales; and (b) a non-exclusive, non-transferable license to the Marks.

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

Competition

In the retail packaged food segment, we expect our competitors will include the hundreds of established companies selling their smoked foods over the Internet and in supermarkets. Our food will compete on the basis of price, flavor, healthfulness and brand recognition. We believe that our food will compete favorable with competing products in terms of flavor and healthfulness. With respect to price, we expect our prices to be competitive with those of specialty stores and Internet sellers, but slightly above that of major retail chains that sell typical smoked meats with high concentrations of sodium, sugar and additives. Many of our competitors will have stronger brand recognition than we do.

Research and Development

We do not have any historical research and development expenses. We plan to add products to our lines as our business develops and expect that research, developing and testing of new or improved recipes and products will be an ongoing part of our business.

Employees

We currently have two paid full-time employees that include Edward Feintech, our CEO and a controller, and three paid part-time people who are officers including Shane Campbell, CPA, our Chief Financial Officer, Dennis Harrison, PhD, our Chief Information Officer, and Marli Craig, our Secretary, who provide services on a part-time basis as consultants for which they are paid in cash and/or stock.

We believe the execution of our business plan set forth above will require the hiring of approximately 30 to 50 people over the next three years to staff our corporate and field management team. The actual number of employees we will hire in the next 12 months depends upon our success in obtaining capital and how rapidly we can expand our operations.

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

We were incorporated in April 2006 and remain in the process of commencing sustainable revenue-generating operations. As a result, we have generated only a nominal amount of revenue, and all of our plans are speculative. We may be unable to generate or expand revenue at the rate anticipated. If we do not generate significant revenue in the future, or if costs of expansion and operation exceed revenues, we will not be profitable. We may be unable to execute our business plan, generate significant revenue or be profitable.

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

As of December 31, 2013, we had $1,128 in cash and cash equivalents. We need to obtain a significant amount of additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

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

Our audited financial statements included in this prospectus were prepared on the assumption that we will continue as a going concern. Our independent registered public accounting firm has stated that it substantially doubts our ability to continue as a going concern in a report dated October 30, 2014. This doubt is based on the fact that we have had minimal revenues, have had negative working capital at December 31, 2012 and 2013, have incurred recurring losses and recurring negative cash flow from operating activities, and have an accumulated deficit.

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

We are completely dependent upon Mary Ann’s Specialty Foods, Inc., and upon a single oven-system located at their facility, to produce our smoked foods in order to operate the business and generate revenue. If our oven system breaks down, becomes contaminated or is removed from Specialty Foods’ facility, we would experience an interruption in our ability to supply products to customers. This would harm our relationships with our customers and Internet affiliates, and harm our revenues in the short run. Any long-term interruptions in our ability to produce smoked foods would significantly limit our ability to continue operations.

We have entered into a sale/leaseback transaction with respect to our smoker-oven, which creates risk of loss if we default and may inhibit our cash flow.

In July 2011, we entered into a Purchase and Lease Agreement with SMKY Asset Fund LLC, or the Lessor, related to our smoker-oven system. Pursuant to this Purchase and Lease Agreement we sold the smoker-oven system to the Lessor and are required to pay rent equal of $0.20 per pound of product produced using the smoker-oven up to a maximum amount of annual rent equal to a 30% return on the sum of the purchase price and $5,000. This rent will diminish our cash flow as we begin to generate revenue, and there is some risk that we may default under the lease and forfeit any right to use the smoker-ovens, which is the foundation of our business.

We cannot repurchase the smoker-oven system until the first date after July 25, 2014 that the market price of our common stock has remained at $0.50 for thirty trading days. The repurchase price is a number of shares of common stock with a fair market value equal to 20 times the sum of the purchase price ($240,000) , plus (b) $5,000. If our market price does not exceed $0.50 for thirty trading days we will be unable to repurchase our smoker-oven system (and will be required to continue to pay rent). Any repurchase of the smoker-oven system will be dilutive to our shareholders.

We are dependent upon key personnel to manage business and the loss of such personnel could significantly impair our ability to implement our business plan.

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

Item 4. Mine Safety Disclosures

This item is not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price

The table below sets forth the high and low bid quotations for our common stock as reported on the Pink Sheets for the periods indicated.

	High	Low
Fiscal Year Ended December 31, 2013
Quarter ended December 31, 2013	$0.00	$0.00
Quarter ended September 30, 2013	$0.01	$0.00
Quarter ended June 30, 2013	$0.00	$0.00
Quarter ended March 31, 2013	$0.01	$0.00

Fiscal Year Ended December 31, 2012
Quarter ended December 31, 2012	$0.01	$0.00
Quarter ended September 30, 2012	$0.07	$0.01
Quarter ended June 30, 2012	$0.12	$0.02
Quarter ended March 31, 2012	$0.20	$0.06

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Outstanding Shares and Number of Stockholders

As of November 15, 2014, there were 191,233,345 shares of common stock issued and outstanding, which were held by approximately 300 holders of record and no shares of preferred stock outstanding.

Dividends

We have never declared or paid dividends on any class of equity securities, and we currently intend to retain any future earnings for use in our business and do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the company are authorized for issuance as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	425,000	$0.10	2,205,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	425,000	0.10	2,205,000

Recent Sales of Unregistered Securities

Other than transactions previously reported, the Company offered and sold the following securities without being registered under the Securities Act.

In March 2013, in exchange for conversion of existing debt, we offered and sold to an entity a total of 35,660,568 shares of common stock with a fair market value of $35,660.57 (or $0.001 per share). The offer and sale of such shares of our common stock were effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

Overview

We use proprietary, custom-engineered, USDA-approved wood-burning oven technology to produce a complete line of fully-cooked Smoke-BakedTM fish and meat, and special recipe dishes. From a 15-acre food production campus located in central Iowa and owned by our exclusive meat processor, Mary Ann’s Specialty Foods, Inc. (“Specialty Foods”), we plan to sell our line of smoked foods through multiple channels of distribution under the Smoky Market brand.

Within the value-added, prepared food marketplace, we see a significant lack of artisan smoked fish and meat products that are truly wholesome, naturally wood-smoked by burning wood, and free of additives and chemical preservatives. We believe this specialized marketplace to be virtually untapped and without any major smoked food brand comparable in quality. We believe our two packaged food brand concepts, “Smoky Market” and “Smoky Kosher”, will enable us to penetrate national markets for sales to wholesale and retail customers in the value-added packaged food sector. We believe our business model to be a niche market opportunity to produce and distribute artisan quality smoked foods, at competitive prices, within a highly processed, commercial prepared food marketplace.

We produce our smoked foods under an agreement with Specialty Foods, a commercial meat processor in whose USDA facility we placed out first wood-burning oven system, which is capable of producing approximately 100,000 pounds of our smoked salmon per month and a slightly lesser amount of smoked meat items.

We have generated net losses in each fiscal year since our inception in the development of our business model. In October 2009, we generated a small amount of revenue from food sales at a prototype Los Gatos, CA restaurant where we were testing our foodservice system, but subsequently closed the restaurant due principally to poor economic conditions in the area. As discussed in “Liquidity and Capital Resources” below, in June 2009 we received $1.5 million in capital financing, which we used toward debt repayment, the opening of the Los Gatos restaurant to test our foodservice system, and for our website to launch a test with Internet sales. We estimate that we will need a minimum of $500,000 of additional financing in order to accomplish the initial launch of our regional sales and fulfillment plan. Because of the $650,000 of inventory and receivable financing being provided by Specialty Foods in connection with our development agreement, we believe a minimum of $500,000 will enable us to grow our sales revenue to a point where we generating a positive cash flow. We expect such proceeds to be provided through a private transaction of sales of either our available common or preferred stock.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of $1,128 and a working capital deficit of $2,078,266, as compared to cash and cash equivalents of $380 and a working capital deficit of $2,165,847 as of December 31, 2012.

To finance the expansion of our wholesale, distribution, and Internet retail operations, we intend to seek additional financing in 2014. Given that we are not yet in a positive cash flow or earnings position, the options available to us are fewer than to a positive cash flow company and generally do not include bank financing. To raise additional capital, we expect to issue equity securities, including preferred stock, common stock, warrants and/or convertible securities. We do not have any commitments from any party to provide required capital and may, or may not, be able to obtain such capital on reasonable terms or at all.

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

In July 2011, we entered into a Purchase and Lease Agreement (the “Sale/Lease Agreement”) with SMKY Asset Fund LLC (the “Lessor”) related to our smoker-oven system. Pursuant to the Sale/Lease Agreement, we sold the smoker-oven system to the Lessor for a purchase price equal of $240,000 (the “Sale Price”). In addition, we are required to issue to Lessor a warrant to purchase a share of common stock for each $1.00 of the Lease Price. The warrants have an exercise price of $0.50 per share, a five-year term and include net exercise provisions. We leased back the smoker-oven system for rent equal to $0.20 per pound of product produced using the smoker-oven up to a maximum annual return of 30% on the sum of the Sale Price ($240,000) or $72,000. The Sale/Lease Agreement has a 10-year term and includes a provision that we must repurchase the smoker-oven system at any time after July 25, 2014 providing that the market price for our common stock has exceeded $0.50 for thirty trading days. The repurchase price is a number of shares of common stock with a fair market value equal to 20 times the Sale Price, plus $5,000.

The Company received funding from Asher Enterprises, Inc. in return for promissory notes. Aggregate principal outstanding on the notes was $57,800 and $115,000 as of December 31, 2013 and 2012, respectively The notes accrue interest at an annual rate of 8% until repaid and are due 180 days after inception. The notes are convertible into shares of our common stock at conversion prices equal to a discount of 45% to the then current market price. As of December 31, 2013, two of the notes, aggregating $68,695 in principal and accrued interest, were in default as they had not been converted nor retired before coming due and therefore began accruing interest at 22%. Both of these remaining notes were retired in the third quarter of 2014 and the total amount of accrued interest was waived and not paid.

During 2013, principal uses of cash were approximately $15,000 to finance operations.

There are no major expected capital expenditures during the 2014.

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

Results of Operations

Our revenues from operations and our operating expenses decreased in 2013. The revenue decrease was due primarily to a less revenue generated from wholesale and internet activities in 2013 than revenue generated from restaurant and internet activities in 2012. The operating expense decrease was due primarily to lower costs associated with wholesale and internet activities in 2013 (as compared to restaurant costs in 2012) and to decreases in general and administrative expenses, as discuss below.

Revenues and Expenses. Our operating results for the years ended December 31, 2010 and 2009 are summarized as follows:

	For the years ended
	December 31, 2013	December 31, 2012
Sales	$3,222	$18,019
Cost of Sales	$0	$17,459
Gross Profit (loss)	$3,222	$560
General & Administrative Expenses
Salaries, Wages & Benefits	$184,000	$250,487
Depreciation and Amortization	$92,023	$170,074
Professional Fees	$12,033	$143,468
Marketing	$2,585	$17,314
Rent	$5,131	$8,342
Stock based compensation
Financing	$803	66,508
Salaries, Wages and benefits-Related Parties	$3,080	$26,657
Professional	$0	$9,259
Other	$17,551	$79,692
Total General & Administrative Expenses	$317,206	$771,801
Operating Loss	$(313,984)	$(771,241)
Other Income – Net	$17,349	$888,995
Net Income (Loss)	$(296,635)	$117,754

Sales decreased by $14,797, from $18,019 in 2012 to $3,222 in 2013, and costs of sales decreased by $17,459, from $17,459 in 2012 to $0. The decrease in costs of sales was due primarily to the write-off of inventory in 2012 as impaired due to slow sales, as compared to 2013 in which we were able to sell a minor amount of impaired inventory with no associated cost of sales as such inventory had already been written off. Our general and administrative expenses decreased by $454,595, from $771,801 in 2012 to $317,206 in 2013. Our operating loss decreased by $457,257, from $771,241 in 2012 to $317,206 in 2013.

The decrease in general and administrative expenses was due primarily to decreases in salaries, wages and benefits, depreciation and amortization, professional fees, expenses relating to stock based compensation for financing activities, expenses relating to stock based compensation for salaries, wages and benefits for related parties, and other expenses. Fees relating to salaries, wages and benefits decreased by $66,487, from $250,487 in 2012 to $184,000 in 2013, due primarily to the curtailing of operations during 2013. Depreciation and amortization expenses decreased by $78,051, from $170,074 in 2012 to $92,023 in 2013, due primarily to the full amortization of loan discounts during 2013, causing amortization to diminish. Professional fees decreased by $131,435, from $143,468 in 2012 to $12,033 in 2013, primarily due to the absence of public filings, which could not be completed due to the lack of cash. Expenses related to stock based compensation for financing activities decreased by $65,705, from $66,508 in 2012 to $803 in 2013, due primarily to less stock-based compensation given due to diminished financing activities. Expenses related to stock based compensation for salaries, wages and benefits for related parties decreased by 23,577, from $26,657 in 2012 to $3,080 in 2013, due primarily to diminished operations whereby less stock-based compensation was provided to employees. Other general and administrative expenses decreased by $62,141, from $79,692 in 2012 to $17,551 in 2013, due primarily to diminished operations. The foregoing decreases were not offset by increases in any other general and administrative expenses.

Our other income decreased by $871,646, from $888,995 in 2012 to $17,349 in 2013. This decrease in other income was due primarily to a decrease of $874,129 in our gains on derivatives, from $1,157,832 in 2012 to $283,703. This decrease in gains on derivatives is due primarily to the retirement of convertible debt securities, which previously led to the recording of derivative liabilities.

In the opinion of our management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Working Capital. Our working capital for the years ended December 31, 2013 and 2012 is summarized in the table below. For the categories of current assets and current liabilities, the line items included in the table below represent selected components of each category that are material to an understanding of our working capital deficiency. For a complete listing of all components of each category please refer to the financial statements accompanying this Report.

	As of December 31:
	December 31, 2013	December 31, 2012
Current Assets
Cash	$1,128	$380
Total Current Assets	$1,128	$380

Current Liabilities
Accounts payable	$538,677	$530,843
Accounts payable – related parties	$186,638	$175,038
Accrued Payroll Costs	$975,309	$791,309
Short-term advances	$108,805	$97,850
Derivative Liability	$201,270	$484,973
Convertible debt, including accrued interest, less amortized discount	$68,695	$86,214
Total Current Liabilities	$2,079,394	$2,166,227

Working Capital Deficiency	$(2,078,266)	$(2,165,847)

Our working capital deficiency decreased by $87,581, from $2,165,847 in 2012 to $2,078,266 in 2013. The decrease in our working capital deficiency was primarily due to a decrease in derivative liabilities of $283,703, from $484,973 in 2012 to $201,270 in 2013. The decrease in derivative liabilities is due primarily to the retirement of convertible debt securities, which previously led to the recording of derivative liabilities. The decrease in derivative liabilities was partially offset by an increase in accrued payroll costs of $184,000, from $791,309 in 2012 to $975,309 in 2013. The increase in accrued payroll costs is due primarily to the recording of payroll liabilities owing to corporate officers, which could not be paid during the year due to a lack of cash.

Cash Flows. Our cash flows for the years ended December 31, 2013 and 2012 are summarized as follows:

	For the years ended
	December 31, 2013	December 31, 2012
Net Cash (Used) in Operating Activities	$(15,207)	$(240,983)
Cash Provided by Financing Activities	$15,955	$223,749
Net Increase (Decrease) in Cash	$748	$(17,234)

Cash, Beginning of Year	$380	$17,614
Cash, End of Year	$1,128	$380

In 2013, we used $15,207 in cash in our operating activities, primarily relating to the financing of operations; and we generated $15,955 in cash from financing activities, primarily due to advances from individuals and additional borrowing under the SMKY Asset Fund agreement.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 as of December 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. This conclusion is based in part on the fact that the Company did not complete certain reports within required time periods.

Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that the records of the Company accurately and fairly reflect the transactions and dispositions of the Company’s assets; assets are safeguarded against loss from unauthorized use or disposition; and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with United States generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Our management has concluded that, as of December 31, 2013, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Our management’s finding of ineffective internal control over financial reporting results primarily from the fact that the Company has only two full time employees, which is not a sufficient number to implement industry-standard internal controls. Subject to the Company’s ability to obtain financing and hire additional employees, the Company expects to be able to design and implement effective internal controls in the near future.

Changes in Internal Controls

During the last fiscal quarter ended December 31, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position

Edward C. Feintech	67	Founder, Promoter, President, Chief Executive Officer and Chairman of the Board
Scott L. Bargfrede	57	Director
Shane A. Campbell	56	Director and Chief Financial Officer*
Dennis A. Harrison	67	Chief Information Officer*

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors to file reports concerning their ownership of Common Shares with the SEC and to furnish the Company with copies of such reports. Based solely upon the Company’s review of the reports required by Section 16 and amendments thereto furnished to the Company, the Company believes that all reports required to be filed pursuant to Section 16(a) of the Exchange Act during 2010, were filed with the SEC on a timely basis.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation for the fiscal years ended December 31, 2013 and December 31, 2012 paid or accrued by us to or on behalf of our Chief Executive Officer, as well as our two most highly compensated executive officers, if any, whose aggregate compensation for fiscal years 2012 or 2013 exceeded $100,000 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward C. Feintech, CEO, President and Director	2013 2012	175,000 175,000	-- --	-- --	-- --	-- --	-- --	-- --	175,000 175,000

Shane A. Campbell, CFO and Director(1)	2013 2012	13,400(1) 71,794(1)	-- --	-- --	607 2,334	-- --	-- --	-- --	14,007 74,128

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

On December 20, 2012, Mr. Campbell was granted 350,000 warrants to purchase common stock at a strike price of $.05. The warrant term extends three years through December 20, 2015. The warrants were valued at $2,334 using the Black-Scholes method, assuming a risk-free rate of return of .02% and volatility of 310%.

On December 31, 2013, Mr. Campbell was granted 350,000 warrants to purchase common stock at a strike price of $.05. The warrant term extends three years to December 31, 2016. The warrants were valued at $607 using the Black-Scholes method, assuming a risk-free rate of return of .78% and volatility of 307%.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding equity awards held by the Named Executive Officers as of December 31, 2013:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Edward C. Feintech, CEO, President and Director	425,000 (1)	--	N/A	$0.10	5/30/2014	N/A	N/A	N/A	N/A

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of November, 15, 2014 and as adjusted to reflect the sale of the shares of our common stock offered hereby, by:

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

Name of Executive Officer or Director	Amount and Nature of Beneficial Owner	Percent (1)
Edward C. Feintech Chairman, President and CEO	18,411,934	9.1%

Scott L. Bargfrede, Director	1,396,572	*%

Shane A. Campbell, Director and CFO	2,843,511	1.4%

Dennis Harrison, CIO	3,162,411	1.6%

All Officers and Directors as a Group (4 persons)	25,814,428	12.9%

Name of 5% Stockholder

70 Limited, LLC 3554 Wild Cherry Court, Las Vegas, NV 89121	17,190,426	8.6%

Jason Zandri 35 Lincoln Dr., Wallingford, CT 06492	10,151,181	5.0%

* Represents less than 1% of the outstanding shares of common stock.

(1)	The percentages set forth above have been computed assuming the number of shares of common stock outstanding equals the sum of (a) 191,233,345, which is the number of shares of common stock actually outstanding on November 15, 2014, and (b) shares of common stock subject to options, warrants, convertible notes and similar securities exercisable or convertible for common stock within 60 days of such date held by the person with respect to percentage is computed (but not by any other person).

(2)	Includes, in addition to outstanding shares held by Mr. Feintech, 425,000 shares issuable upon exercise of non-statutory stock options. Also includes 257,521 shares of common stock held of record by Cheryl Feintech.

(3)	Includes 425,000 shares issuable upon the exercise of non-statutory stock options.

(4)	Based on the Company’s internal records reflecting the stock ownership of 70 Limited, LLC. Includes 2,602,500 shares issuable upon the exercise of warrants. Tertia Dvorchak is the manager of 70 Limited, LLC and, as such, has voting and investment control over these securities. Tertia Dvorchak disclaims beneficial ownership of the securities held by 70 Limited, LLC.

(5)	Based on the Company’s internal records reflecting the stock ownership of Jason Zandri. Includes 800,000 shares issuable upon conversion of Units owned in SMKY Asset Fund LLC and 420,000 shares issuable upon the exercise of warrants.

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth above in Item 5 under “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Arrangements with Officers, Directors and Promoters

Set forth below is a description of certain transactions entered into since January 1, 2013, or presently contemplated, with any officer, director, affiliate or other related person:

Our directors have set the initial salary or consulting fee of certain of our officers as follows (in each case pending availability of capital):

Name	Base Salary or Consulting Fee Per Annum
Edward C. Feintech, President & CEO	$175,000
Shane Campbell, CFO	as needed	*
Dennis Harrison, CIO	as needed

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The Company’s independent auditor for the first, second and third quarterly periods in 2012 was Silberstein Ungar, PLLC, and the aggregate fee for auditing in those periods was $2,500. The Company’s independent auditor for the fourth quarterly period in 2012 and for the year ended December 31, 2013 was Huckfeldt & Smith, PLC, and the aggregate fee for auditing in those periods was $22,000.

Audit Related Fees

The aggregate fees for professional services for assurance and other audit related services was $5,000 for the fiscal year ended December 31, 2012 and $0 for the fiscal year ended December 31, 2013.

Tax Fees

There were no fees paid to Silberstein Ungar, PLLC or to Huckfeldt & Smith, PLC, for tax-related professional services for the year ended December 31, 2012 or the fiscal year ended December 31, 2013.

All Other Fees

Neither Silberstein Ungar, PLLC nor Huckfeldt & Smith, PLC provided to the Company any other material services during the fiscal year ended December 31, 2012 or the fiscal year ended December 31, 2013.

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

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Exhibit	Incorporated by Reference/Filed Herewith
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Amendment No. 3 to Registration Statement on Form SB-2 filed on August 24, 2007, File No. 333-143008
3.2	Bylaws	Incorporated by reference to Amendment No. 3 to Registration Statement on Form SB-2 filed on August 24, 2007, File No. 333-143008
4.1	Form of Common Stock Certificate	Incorporated by reference to Amendment No. 3 to Registration Statement on Form SB-2 filed on August 24, 2007, File No. 333-143008
4.2	Series 2008A Warrant dated September 8, 2008	Incorporated by reference to the Current Report on 8-K filed on September 10, 2008, File No. 000-52158
4.3	Series 2009B Warrant dated May 29, 2009	Incorporated by reference to the Current Report on 8-K filed on June 4, 2009, File No. 000-52158
4.4	Series 2009C Warrant dated October 30, 2009	Incorporated by reference to the Current Report on 8-K filed on November 6, 2009, File No. 000-52158
4.5	Warrant dated March 5, 2010	Incorporated by reference to the Current Report on 8-K filed on March 19, 2010, File No. 000-52158
4.6	Series 2011C Warrant dated August 25, 2011	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 1, 2011, File No. 000-52158
10.1	2006 Stock Incentive Plan	Incorporated by reference to Registration Statement on Form 10-SB filed on February 16, 2007, File No. 000-52158
10.2	Form of NonStatutory Stock Option Agreement	Incorporated by reference to Registration Statement on Form 10-SB filed on February 16, 2007, File No. 000-52158

Exhibit No.	Exhibit	Incorporated by Reference/Filed Herewith
10.3	Employment Agreement dated May 10, 2007 with Edward C. Feintech	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 14, 2007, File No. 000-52158

10.4	Consulting Agreement dated May 1, 2008 with International Monetary	Incorporated by reference to the Current Report on 8-K filed on May 8, 2008, File No. 000-52158
10.5	Promissory Note dated September 8, 2008	Incorporated by reference to the Current Report on 8-K filed on September 10, 2008, File No. 000-52158
10.6	Note and Share Purchase Agreement dated January 27, 2009 with 70 Limited LLC	Incorporated by reference to the Current Report on 8-K filed on February 2, 2009, File No. 000-52158
10.7	Note, Share and Warrant Purchase Agreement dated May 28, 2009 with 70 Limited LLC and The Jimma Lee Beam Revocable Trust	Incorporated by reference to the Current Report on 8-K filed on June 4, 2009, File No. 000-52158
10.8	Promissory Note dated May 29, 2009	Incorporated by reference to the Current Report on 8-K filed on June 4, 2009, File No. 000-52158
10.9	License Termination and Asset Transfer Agreement dated June 30, 2009 with Smoky Systems, LLC	Incorporated by reference to the Current Report on 8-K filed on July 7, 2009, File No. 000-52158
10.10	Option Agreement dated October 30, 2009 with Mary Ann’s Specialty Foods, Inc.	Incorporated by reference to the Current Report on 8-K filed on November 6, 2009, File No. 000-52158
10.11	Second Amended and Restated Processing Agreement dated October 30, 2009 with Mary Ann’s Specialty Foods, Inc.	Incorporated by reference to the Current Report on 8-K filed on November 6, 2009, File No. 000-52158
10.12	Consulting Agreement dated October 30, 2009 with William Korleski	Incorporated by reference to the Current Report on 8-K filed on November 6, 2009, File No. 000-52158
10.13	Note and Warrant Purchase Agreement dated March 5, 2010 with 70 Limited LLC	Incorporated by reference to the Current Report on 8-K filed on March 29, 2010, File No. 000-52158

Exhibit No.	Exhibit	Incorporated by Reference/Filed Herewith
10.14	Secured Promissory Note dated March 5, 2010	Incorporated by reference to the Current Report on 8-K filed on March 29, 2010, File No. 000-52158
10.15	Security Agreement dated March 5, 2010	Incorporated by reference to the Current Report on 8-K filed on March 29, 2010, File No. 000-52158
10.16	Executive Consulting Agreement dated March 25, 2010 with Harvey Hoffenberg	Incorporated by reference to the Annual Report on Form 10-K filed on April 15, 2010
10.17	Purchase and Lease Agreement dated July 25, 2011 with SMKY Asset Fund, LLC	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 1, 2011, File No. 000-52158
10.18	Business Development and License Agreement	Incorporated by reference to the Current Report on 8-K filed on July 18, 2014, File No. 000-52158
23.1	Consent of Independent Registered Public Accountants	Filed herewith
24	Power of Attorney	Included on the signature page hereof
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SMOKY MARKET FOODS, INC.

By:	/s/ Eddie Feintech
Eddie Feintech
Chief Executive Officer

Date: November 18, 2014

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

Signature	Title	Date

/s/ Edward C. Feintech	Chief Executive Officer, President and Chairman	November 18, 2014
Edward C. Feintech	(Principal Executive Officer)

/s/ Shane Campbell	Director, Chief Financial Officer	November 18, 2014
Shane Campbell	(Principal Financial and Accounting Officer)

/s/ Scott L. Bargfrede	Director	November 18, 2014
Scott L. Bargfrede

