Form 10-K/A
period 2013-12-31
SMOKY MARKET FOODS INC
filed 2014-12-01
CIK 1370544

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K is being added solely to add the Company’s Financial Statements beginning on page F-1 to this Report and to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to our Form 10-K for the year ended December 31, 2013. No other changes have been made since the original Form 10-K was filed on November 18, 2014.

Item 8. Financial Statements.

Our financial statements and associated notes are set forth following the signature page beginning on Page F-1.

2

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Exhibit	Incorporated by Reference/Filed Herewith
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Amendment No. 3 to Registration Statement on Form SB-2 filed on August 24, 2007, File No. 333-143008
3.2	Bylaws	Incorporated by reference to Amendment No. 3 to Registration Statement on Form SB-2 filed on August 24, 2007, File No. 333-143008
4.1	Form of Common Stock Certificate	Incorporated by reference to Amendment No. 3 to Registration Statement on Form SB-2 filed on August 24, 2007, File No. 333-143008
4.2	Series 2008A Warrant dated September 8, 2008	Incorporated by reference to the Current Report on 8-K filed on September 10, 2008, File No. 000-52158
4.3	Series 2009B Warrant dated May 29, 2009	Incorporated by reference to the Current Report on 8-K filed on June 4, 2009, File No. 000-52158
4.4	Series 2009C Warrant dated October 30, 2009	Incorporated by reference to the Current Report on 8-K filed on November 6, 2009, File No. 000-52158
4.5	Warrant dated March 5, 2010	Incorporated by reference to the Current Report on 8-K filed on March 19, 2010, File No. 000-52158
4.6	Series 2011C Warrant dated August 25, 2011	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 1, 2011, File No. 000-52158
10.1	2006 Stock Incentive Plan	Incorporated by reference to Registration Statement on Form 10-SB filed on February 16, 2007, File No. 000-52158
10.2	Form of NonStatutory Stock Option Agreement	Incorporated by reference to Registration Statement on Form 10-SB filed on February 16, 2007, File No. 000-52158

3

Exhibit No.	Exhibit	Incorporated by Reference/Filed Herewith
10.3	Employment Agreement dated May 10, 2007 with Edward C. Feintech	Incorporated by reference to the Quarterly Report on Form 10-Q filed on May 14, 2007, File No. 000-52158

10.4	Consulting Agreement dated May 1, 2008 with International Monetary	Incorporated by reference to the Current Report on 8-K filed on May 8, 2008, File No. 000-52158
10.5	Promissory Note dated September 8, 2008	Incorporated by reference to the Current Report on 8-K filed on September 10, 2008, File No. 000-52158
10.6	Note and Share Purchase Agreement dated January 27, 2009 with 70 Limited LLC	Incorporated by reference to the Current Report on 8-K filed on February 2, 2009, File No. 000-52158
10.7	Note, Share and Warrant Purchase Agreement dated May 28, 2009 with 70 Limited LLC and The Jimma Lee Beam Revocable Trust	Incorporated by reference to the Current Report on 8-K filed on June 4, 2009, File No. 000-52158
10.8	Promissory Note dated May 29, 2009	Incorporated by reference to the Current Report on 8-K filed on June 4, 2009, File No. 000-52158
10.9	License Termination and Asset Transfer Agreement dated June 30, 2009 with Smoky Systems, LLC	Incorporated by reference to the Current Report on 8-K filed on July 7, 2009, File No. 000-52158
10.10	Option Agreement dated October 30, 2009 with Mary Ann’s Specialty Foods, Inc.	Incorporated by reference to the Current Report on 8-K filed on November 6, 2009, File No. 000-52158
10.11	Second Amended and Restated Processing Agreement dated October 30, 2009 with Mary Ann’s Specialty Foods, Inc.	Incorporated by reference to the Current Report on 8-K filed on November 6, 2009, File No. 000-52158
10.12	Consulting Agreement dated October 30, 2009 with William Korleski	Incorporated by reference to the Current Report on 8-K filed on November 6, 2009, File No. 000-52158
10.13	Note and Warrant Purchase Agreement dated March 5, 2010 with 70 Limited LLC	Incorporated by reference to the Current Report on 8-K filed on March 29, 2010, File No. 000-52158

4

Exhibit No.	Exhibit	Incorporated by Reference/Filed Herewith
10.14	Secured Promissory Note dated March 5, 2010	Incorporated by reference to the Current Report on 8-K filed on March 29, 2010, File No. 000-52158
10.15	Security Agreement dated March 5, 2010	Incorporated by reference to the Current Report on 8-K filed on March 29, 2010, File No. 000-52158
10.16	Executive Consulting Agreement dated March 25, 2010 with Harvey Hoffenberg	Incorporated by reference to the Annual Report on Form 10-K filed on April 15, 2010
10.17	Purchase and Lease Agreement dated July 25, 2011 with SMKY Asset Fund, LLC	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 1, 2011, File No. 000-52158
10.18	Business Development and License Agreement	Incorporated by reference to the Current Report on 8-K filed on July 18, 2014, File No. 000-52158
23.1	Consent of Independent Registered Public Accountants	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on November 18, 2014, File No. 000-52158
24	Power of Attorney	Included on the signature page hereof
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Incorporated by reference to the Company's Annual Report on Form 10-K filed on November 18, 2014, File No. 000-52158

32.2	Section 1350 Certification of Chief Financial Officer	Incorporated by reference to the Company's Annual Report on Form 10-K filed on November 18, 2014, File No. 000-52158

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SMOKY MARKET FOODS, INC.

By:	/s/ Eddie Feintech
Eddie Feintech
Chief Executive Officer

Date: November 28, 2014

POWER OF ATTORNEY AND ADDITIONAL SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person, whose signature to this Form 10-K/A appears below, hereby constitutes and appoints Eddie Feintech as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this Form 10-K, and any and all instruments or documents filed as part of or in connection with this Form 10-K or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Edward C. Feintech	Chief Executive Officer, President and Chairman	November 28, 2014
Edward C. Feintech	(Principal Executive Officer)

/s/ Shane Campbell	Director, Chief Financial Officer	November 28, 2014
Shane Campbell	(Principal Financial and Accounting Officer)

/s/ Scott L. Bargfrede	Director	November 28, 2014
Scott L. Bargfrede

6

SMOKY MARKET FOODS, INC.

Financial Statements

December 31, 2013 and 2012

F-1

SMOKY MARKET FOODS, INC.

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

October 30, 2014

To the Board of Directors and

Stockholders’ of Smoky Market Foods, Inc.

Webster City, IL 50595

We have audited the accompanying balance sheets of Smoky Market Foods, Inc. (the “Company”) as of December 31, 2012 and 2013, and the related statements of operation, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes to the financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engage to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smoky Market Foods, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has had minimal revenues, had negative working capital at December 31, 2013 and 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

HUCKFELDT & SMITH, P.L.C.

Bettendorf, Iowa

SMOKY MARKET FOODS, INC.

BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	December 31, 2013	December 31, 2012
ASSETS

CURRENT ASSETS:
Cash	$1,128	$380
Total Current Assets	1,128	380

TOTAL ASSETS	$1,128	$380

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

Current Liabilities:
Accounts Payable	$538,677	$530,843
Accounts Payable - Related Parties	186,638	175,038
Accrued Payroll Costs	975,309	791,309
Short Term Advances	108,805	97,850
Derivative Liability	201,270	484,973
Convertible Debt, Including Accrued Interest, Less Amortized Discount	68,695	86,214
Total Current Liabilities	2,079,394	2,166,227

Long-Term Liabilities:
Convertible Debt to a Related Party, Less Amortized Discount	209,512	200,448
Promissory Notes Payable to a Related Party, Including Accrued Interest, Less Amortized Discount	3,076,731	2,764,463
Total Long-Term Liabilities	3,286,243	2,964,911

Total Liabilities	5,365,637	5,131,138

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, Par Value $.001, 10,000,000 Shares Authorized; no Shares Issued and Outstanding	0	0
Common Stock, Par Value $.001, 200,000,000 Shares Authorized: Issued and Outstanding 157,849,844 and 122,189,236 at December 31, 2013 and 2012, Respectively	157,850	122,189
Deferred Stock-Based Compensation	0	(1,915)
Other Paid-in Capital	8,226,309	8,201,001
Accumulated Deficit	(13,748,668)	(13,452,033)
Total Stockholders’ Equity (Deficit)	(5,364,509)	(5,130,758)

TOTAL LIABILITIES AND STOCKHOLDER’ EQUITY (DEFICIT)	$1,128	$380

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	December 31, 2013	December 31, 2012

SALES
Wholesale	$3,071	$16,908
Internet	151	1,111
Total Sales	3,222	18,019

COST OF SALES
Wholesale and Internet	0	17,459
Total Cost of Sales	0	17,459

GROSS PROFIT	3,222	560

General and Administrative Expenses
Salaries, Wages and Benefits	184,000	250,487
Depreciation and Amortization	92,023	170,074
Professional Fees	12,033	143,468
Marketing	2,585	17,314
Rent	5,131	8,342
Stock Based Compensation
Financing	803	66,508
Salaries, Wages and Benefits-Related Parties	3,080	26,657
Professional	0	9,259
Other	17,551	79,692
Total General and Administrative Expenses	317,206	771,801

Operating Loss	(313,984)	(771,241)

Other Income (Expense)
Other Income (Loss)	0	(2,488)
Gain on Derivatives	283,703	1,157,832
Interest Expense to Related Parties	(256,890)	(256,890)
Interest Expense to Non-related Parties	(9,464)	(9,459)

Other Expense-Net	17,349	888,995

Net Income/(Loss)	$(296,635)	$117,754

Profit (Loss) Per Share:
Basic and Diluted	$(0.002)	$0.001

Weighted Average Number of Shares	151,906,336	110,355,539

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.

Statement of Stockholders’ Equity (Deficit)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			Deferred	Other
	Common Stock		Stock-Based	Paid In	Accumulated	Total
	Shares	Amount	Compensation	Capital	Deficit	(Deficit)

Balance, January 1, 2012	104,213,527	$104,214	$(28,571)	$7,335,079	$(13,569,787)	$(6,159,065)

Common Stock Issued for:
Cash	1,038,350	1,038	0	34,061	0	35,099
Settlement of Accounts Payable Balances	280,084	280	0	18,112	0	18,392
Conversion of Debt to Common Stock	16,657,315	16,657	0	136,759	0	153,416
Convertible Debt Financing	0	0	0	113,136	0	113,136
Warrants Issued for Financing and Professional Fees	0	0	0	75,068	0	75,068
Amortization of Stock-Based Compensation	0	0	26,656	488,786	0	515,442
Net Income for the Year Ended December 31, 2012	0	0	0	0	117,754	117,754

Balance, December 31, 2012	122,189,276	122,189	(1,915)	8,201,001	(13,452,033)	(5,130,758)

Common Stock Issued for:
Settlement of Accounts Payable Balances
Conversion of Debt to Common Stock	35,660,568	35,661	0	23,339	0	59,000
Warrants Issued for Financing and Professional Services	0	0	0	1,969	0	1,969
Amortization of Stock-Based Compensation	0	0	1,915	0	0	1,915
Net Loss for the Year Ended December 31, 2013	0	0	0	0	(296,635)	(296,635)

Balance, December 31, 2013	157,849,844	$157,850	$0	$8,226,309	$(13,748,668)	$(5,364,509)

The accompanying notes are an integral part of these financial statements.

SMOKY MARKET FOODS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	December 31, 2013	December 31, 2012
Cash Flows From Operating Activities
Net Income/(Loss)	$(296,635)	$117,754
(Gain)/Loss on Derivatives	(283,703)	(1,157,832)
Loss on Abandonment of Equipment	0	2,488
Stock-Based Financing and Compensation Costs	3,884	101,723
Depreciation and Amortization	92,023	170,074
Current Year Interest Capitalized as Debt	265,790	265,172
Adjustments to Reconcile Net Income/(Loss) To Cash Used in Operating Activities:
Decrease in Inventory	0	16,816
Increase in Accounts Payable	19,434	54,002
Increase in Due to Employees	184,000	188,820

NET CASH USED BY OPERATING ACTIVITIES	$(15,207)	$(240,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds From Issuance of Convertible Debt	$0	$185,500
Proceeds From Issuance of Convertible Debt to a Related Party	5,000	0
Proceeds From Issuance of Common Stock	0	35,099
Proceeds From (Payments on) Short Term Advances-Net	10,955	3,150

NET CASH PROVIDED BY FINANCING ACTIVITIES:	$15,955	$223,749

NET INCREASE (DECREASE) IN CASH	$748	$(17,234)

Cash, Beginning of Period	$380	$17,614

Cash, End of Period	$1,128	$380

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

SMOKY MARKET FOODS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months of less to be cash equivalents.

Accounts Receivable

Management monitors the liquidity and creditworthiness of accounts receivable due from customers on an ongoing basis, considering industry and economic conditions and other factors. These factors form the basis for calculating and recording an allowance for doubtful accounts, which is an estimate of future credit losses. The Company writes off individual accounts receivable against the bad debt allowance when the Company determines a balance is uncollectible. Management has determined that the bad debt allowance is appropriately established at $0 and $0, as of December 31, 2013 and December 31, 2012 respectively.

Inventory

Inventory consists of Smoky Market Food items and branded packaging. It is valued at the lower of cost or market using the average cost method. The Company had no inventory as of December 31, 2013 or 2012.

SMOKY MARKET FOODS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets’ estimated economic lives, which range from 3 to 25 years. Leasehold Improvements are capitalized and amortized over the remaining term of the leased facilities.

The Company had no property and equipment or depreciation expense as of and for the years ended December 31, 2013 and 2012.

Advances

As of December 31, 2013 and December 31, 2012, the Company was indebted to several individuals for non-interest bearing, unsecured advances in the amounts of $108,850, and $97,850 respectively. Management intends to repay the advances upon the realization of additional debt/equity financing, when available. Accordingly the advances have been classified as current obligations. Alternatively, some of these advances may be converted to common stock by mutual agreement.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value.

Impairment of Long-Lived Asset

The Company periodically reviews the carrying amount of property and equipment and is identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.

Revenue Recognition

Sales are recognized upon shipment of product.

SMOKY MARKET FOODS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Shipping and Handling (Internet Sales)

Shipping and handling charged to customers can vary depending on pricing strategies; market conditions, etc., and is not necessarily based on the recovery of cost. Accordingly, shipping and handling charges are recorded as a component of sales while the corresponding shipping and handling costs are reflected as a component of cost of goods sold.

Advertising Costs

All advertising costs are charged to expense as incurred or the first time the advertising takes place, unless it is direct-response advertising that results in probable future economic benefits. Advertising expenses were $0 and $159 for the years ended December 31, 2013 and 2012, respectively.

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

SMOKY MARKET FOODS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Stock-Based Compensation (Continued)

Occasionally, the Company sells shares below market value to raise cash to fund operations. The discounts from market are treated as compensation for officers and directors. For non-officers and directors, the discounts are netted against proceeds as a “cost of issue.”

Income Taxes

Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset of liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

SMOKY MARKET FOODS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Management believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to commence profitable operations and/or obtain additional debt and/or capital financing. Management is attempting to obtain additional financing with various parties, but the eventual success of such efforts cannot be assured. The Company has experienced $13,748,668 in losses since inception. The Company has had minimal revenue generating operations since inception. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – NOTE PAYABLE:

The Company is obligated under a promissory note payable to an LLC. The note accrues interest at a 10% annual rate until repaid on or before its maturity date of August 18, 2020.

The net promissory note obligation was as follows as of December 31:

	2013	2012

Face Amount of Note	$2,568,900	$2,568,900
Accrued Interest	867,783	610,893
Less Unamortized Loan Discount	(359,952)	(415,330)
	$3,076,731	$2,764,463

SMOKY MARKET FOODS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 4 – CONVERTIBLE DEBT – RELATED PARTY:

The Company entered into a Purchase and Lease Agreement in June 2011 with SMKY Asset Fund LLC (the “Lender,” a related party) relating to the Company’s smoker-oven system. The substance of the transaction more closely resembles a convertible debt instrument and for that reason the Company has recorded this transaction as a convertible debt borrowing. Pursuant to the agreement, the Company received $240,000 to date under this agreement, with a maximum borrowing of $500,000.

In addition, Smoky Market Foods, Inc. was required to issue warrants to the Lender to purchase a share of common stock for each $1.00 in debt provided. The warrants have an exercise price of $0.50 per share, a five-year term and include net exercise provisions. The warrants were valued using the Black-Scholes method assuming a risk-free annual rate of return of 0.02%, volatility of 317%, an exercise price of $0.50 and a current stock price of $0.24. The resulting value is reflected in the financial statements as a discount on the convertible debt and is being amortized over the ten-year life of the debt. Payments due on the debt are equal to the lesser of (a) $0.20 per pound of product produced using the smoker-oven, or (b) the amount necessary to generate a 30% return on the sum of the purchase price and $5,000.

The agreement was a 10-year term, provided that the Company must repay the debt at any time after July 25, 2014 that the market price for the Company’s common stock has exceeded $0.50 for thirty trading days. The repurchase price is a number of shares of common stock with a fair market value equal to 20 times the sum of (a) the purchase price, plus (b) $5,000. The conversion feature of the note was valued based on the same criteria as the warrant described above, and resulted in a calculation of $2,063,114. Since the conversion is contingent, the conversion feature was not recognized in the calculation of the debt discount.

The debt was as follows at December 31:

	2013	2012

Face Amount of Debt	$240,000	$235,000
Less Unamortized Loan Discount	(30,488)	(34,552)
	$209,512	$200,448

As discussed above, the Lender is considered a related party. Related party expenses relative to this loan was as follows for the years ended December 31:

	2013	2012

Amortization of Loan Discount	$4,064	$4,065

SMOKY MARKET FOODS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 5 – CONVERTIBLE DEBT – UNRELATED PARTY:

The Company entered into a series of convertible debt arrangements with an unrelated financier (“Financier”). The promissory notes carry interest of an 8% annual rate and are due nine months from the transaction date. The notes have a conversion option which allows the Financier to convert the principal and accrued interest into common shares based on the average of the lowest three closing prices of the Company’s stock over the prior ten to fifteen days. That price is then discounted by 42% to arrive at the conversion price. The Company has the right to repurchase the notes during the first 180 days at a price which includes accrued interest plus the original principal amount multiplied by 150%.

The Company has calculated and recorded “Beneficial Conversion Options” on the notes, and reflects them as loan discounts which are amortized over the life of the notes. The calculations of the discounts are based on the difference between the note balance and the value of the common stock conversion. The conversion is calculated based on the three lowest closing prices during the ten to fifteen days preceding the loan transaction, discounted by 42%.

The outstanding combined debt was as follows as of December 31:

	2013	2012

Face Amount of Debt	$57,800	$115,500
Accrued Interest	10,895	3,295
Less Unamortized Loan Discount	0	(32,581)
	$68,695	$86,214

NOTE 6 – CAPITAL STOCK:

Common Stock

On April 18, 2006, the state of Nevada authorized the Company to issue a maximum of 200,000,000 shares of the Company’s common stock. The assigned par value was $0.001. On the same day, the Company issued 40,000,000 common shares to Smoky Systems, LLC, a Nevada LLC and related party, in exchange for certain assets.

SMOKY MARKET FOODS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 6 – CAPITAL STOCK (Continued):

Preferred Stock

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company’s preferred stock with a $0.001 par value. Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. No preferred shares have been issued as of December 31, 2011.

Stock Transactions:

The Company has engaged in numerous transactions whereby shares of common stock (description above) were issued in exchange for cash and/or services. The Statement of Stockholders’ Equity provides a summary of such transactions.

NOTE 7 – RELATED PARTY TRANSACTIONS:

As of December 31, 2013 and 2012, the Company owed $186,638 and $175,038 to related parties, respectively, relating to professional services. Such debt was reflected as related party trade payables on the balance sheets, bears no interest and has no formal repayment terms.

NOTE 8 – COMMITMENTS AND CONTINGENCIES:

Operating Lease commitment

The Company has defaulted on a long-term operating lease of real property previously used as a restaurant operation in Los Gatos, California. All amounts due under the lease have been recognized as a liability and included in accounts payable. The liability is reflected at $187,307 as of both December 31, 2013 and 2012.

SMOKY MARKET FOODS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued):

Employment Contracts

Chief Executive Officer

Effective May 1, 2007, the Company entered into a three-year employment contract with the Chief Executive Officer (“CEO”). Terms of the agreement included annual compensation of$175,000, a potential 80% bonus, a stock award of 1,500,000 common shares, 425,000 options to purchase common stock at $0.10 per share, and an additional contingent 1,000,000 shares assuming that certain operating performance metrics are achieved. The employment contract expired and has not yet been renewed as of the date of these financial statements. The CEO and the Company have continued the same compensation structure subsequent to the expiration of the employment contract.

Real Estate Option and Consulting Agreement

The Company entered into an agreement with Mary Anne’s Specialty Foods, Inc. (“Supplier”) in October 2009. Under the terms of the agreement, the Company issued the Supplier 1,500,000 warrants to purchase the Company’s common stock at a $0.15 exercise price, expiring in five years, in exchange for certain real property rights to purchase and build production facilities located on property presently owned by the Supplier. The transaction was valued at $75,000 using the Black-Scholes Method. The Company also issued 1,000,000 common shares to the Supplier in exchange for a three-year real estate related consulting contract that the Company may require in subsequent years in order to build a new facility described above. The transaction was valued at $50,000, and based on the $0.05 per share fair value of the Company’s common shares on the date of the agreement. The values of the assets were considered impaired by Management and written off as an impairment loss at December 31, 2010.

Dispute with Contractor

Smoky Market Foods, Inc. previously retained the services of an independent financial consultant (the “Contractor”). The Contractor was terminated in 2009 and Company Management believes that a settlement was agreed to between the parties. The Contractor now disputes the agreement, claiming additional amounts are owed. The Company plans to contest the Contractor’s claim, but has recognized and recorded a liability in these financial statements equal to the full amount claimed by the Contractor. The amount in dispute was $206,220 as of December 31, 2013 and 2012.

SMOKY MARKET FOODS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 9 – COMMON STOCK OPTIONS AND WARRANTS:

Common Stock Option Plan

The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan. Information relating to options issued under this plan is as follows:

			Weighted
	Options and		Average
	Stock Awards		Option
	Available	Number of	Exercise
	for Grant	Shares	Price
Outstanding as of January 1, 2012	742,500	5,757,500	$0.10
Shares Reserved	0	0	0.00
Options Granted	0	0	0.00
Stock Awards Granted	0	0	n/a
Options Exercised	0	0	0.00
Options Canceled	0	0	0.00

Outstanding as of December 31, 2012	742,500	5,757,500	$0.10
Shares Reserved	0	0	0.00
Options Granted	0	0	0.00
Stock Awards Granted	0	0	n/a
Options Exercised	0	0	0.00
Options Canceled	1,462,500	(1,462,500)	0.10
Outstanding as of December 31, 2013	2,205,000	4,295,000	$0.10

SMOKY MARKET FOODS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 9 – COMMON STOCK OPTIONS AND WARRANTS (Continued):

Common Stock Option Plan (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

Stock Options Outstanding
Weighted-
	Average	Weighted-
Number of	Remaining	Average
Options	Contractual	Exercise
Outstanding	Life in Years	Price
425,000	41.00	$0.10

Stock Options Exercisable
Weighted-
	Average	Weighted-
Number of	Remaining	Average
Options	Contractual	Exercise
Exercisable	Life in Years	Price
425,000	0.41	$0.10

The assumptions used in computing fair value of options are as follows:

Expected stock price volatility	186.0%
Risk-free interest rate	4.7%
Expected term (years)	7.00
Weighted-average fair value of stock options granted	$0.099

SMOKY MARKET FOODS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 9 – COMMON STOCK OPTIONS AND WARRANTS (Continued):

Common Stock Warrants

The following is a summary of the status of all the Company’s stock warrants as of December 31, 2013:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Outstanding, January 1, 2012	9,702,500	$0.06
Granted	9,246,834	0.13
Exercised	0
Cancelled	0

Outstanding, December 31, 2012	18,949,334	0.10
Granted	4,405,000	0.08
Exercised	0
Cancelled	0
Outstanding, December 31, 2013	23,354,334	$0.10

SMOKY MARKET FOODS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 9 – COMMON STOCK OPTIONS AND WARRANTS (Continued):

Common Stock Warrants (Continued)

The following table summarizes information about stock warrants outstanding and exercisable at December 31, 2013:

Stock Warrants Outstanding
	Weighted-
	Average
Number of	Remaining
Warrants	Contractual
Outstanding	Life in Years	Exercise Price
215,000	2.68	$0.50
1,771,834	2.34	$0.25
5,515,000	0.44	$0.15
12,752,500	3.38	$0.05
20,254,334

Stock Warrants Exercisable
	Weighted-
	Average
Number of	Remaining
Warrants	Contractual
Exercisable	Life in Years	Exercise Price
215,000	2.68	$0.50
1,771,834	2.34	$0.25
5,515,000	0.44	$0.15
12,752,500	3.38	$0.05
20,254,334

Warrants were valued and recorded pursuant to the Black-Scholes Method, using risk-free average rates of return of less than 1%, stock price volatility over 300%, and a weighted average expected term of 3.5 years.

SMOKY MARKET FOODS, INC.

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated the period subsequent to December 31, 2013 up to and including the date of the issuance of the financial statements for material subsequent events to disclose, and has determined that no such subsequent events exist.

