Form 10-Q
period 2014-03-31
SMOKY MARKET FOODS INC
filed 2014-12-01
CIK 1370544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2014

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

[  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

[  ] Yes [X] No

As of December 1st, the registrant had 191,233,345 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMOKY MARKET FOODS, INC.

Balance Sheets

(UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS:
Current Assets
Cash	$1,273	$1,128

Total Assets	$1,273	$1,128

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Liabilities
Current Liabilities
Accounts payable	$539,616	$538,677
Accounts payable - related parties	190,738	186,638
Accrued payroll costs	1,026,184	975,309
Short-term advances	112,655	108,805
Derivative liability	201,270	201,270
Convertible debt, including accrued interest, less amortized discount	71,301	68,695
Total Current Liabilities	2,141,764	2,079,394
Long-term Liabilities
Convertible debt to a related party, less amortized discount	210,528	209,512
Promissory note payable, including accrued interest, less amortized discount	3,154,798	3,076,731
Total Long-term Liabilities	3,365,326	3,286,243
Total Liabilities	5,507,090	5,365,637

Stockholders’ Equity (Deficit)
Preferred Stock, par value $.001, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, par value $.001, 200,000,000 shares authorized: issued and outstanding 157,849,844 at both March 31, 2014 and December 31, 2013	157,850	157,850
Other paid-in capital	8,226,309	8,226,309
Accumulated deficit	(13,889,976)	(13,748,668)
Total Stockholders’ Equity (Deficit)	(5,505,817)	(5,364,509)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,273	$1,128

See Notes to Financial Statements.

SMOKY MARKET FOODS, INC.

Statements of Operations

(UNAUDITED)

	For the Three Months Ended March 31:
	2014	2013
Sales
Wholesale	$2,207	$3,071
Internet	-	151
Total Sales	2,207	3,222

Cost of Sales
Wholesale and internet	959	-
Total Cost of Sales	959	-

Gross Profit (loss)	1,248	3,222

General & Administrative Expenses
Salaries, wages & benefits	50,875	45,999
Depreciation and amortization	14,860	40,088
Professional fees	4,100	625
Rent	900	1,387
Other	4,935	7,008
Total General and Administrative Expenses	75,671	95,107

Operating Loss	(74,423)	(91,885)

Other Income (Expense)
Interest expense to non-related parties	(66,885)	(65,750)

Other Income (Expense) - Net	(66,885)	(65,750)

Loss before Income Taxes	(141,308)	(157,635)

Income Taxes	-	-

Net Income (Loss)	$(141,308)	$(157,635)

Earnings (Loss) per Share:
Basic and Diluted	(0.001)	(0.001)

Weighted Average Number of Shares	157,839,764	134,072,719

See Notes to Financial Statements.

SMOKY MARKET FOODS, INC.

Statement of Stockholder’s Equity (Deficit)

(UNAUDITED)

	Common Stock		Deferred Stock-Based	Other Paid-in	Accumulated	Total
	Shares	Amount	Compensation	Capital	Deficit	(Deficit)
Balance, January 1, 2013	122,189,276	$122,189	$(1,915)	$8,201,001	$(13,452,033)	$(5,130,758)
Common stock issued for:
Conversion of debt to common stock	35,660,568	35,661		23,339		59,000
Convertible debt financing						-
Warrants issued for financing and professional services				1,969		1,969
Amortization of stock-based compensation			1,915			1,915
Net (Loss) for the Year Ended December 31, 2013					(296,635)	(296,635)
Balance, December 31, 2013	157,849,844	157,850	-	8,226,309	(13,748,668)	(5,364,509)
Net (Loss) for the three months ended March 31, 2014					(141,308)	(141,308)
Balance, March 31, 2014	157,849,844	$157,850	$-	$8,226,309	$(13,889,976)	$(5,505,817)

See Notes to Financial Statements.

SMOKY MARKET FOODS, INC.

Statements of Cash Flows

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Cash Flows from Operating Activities
Net Income (Loss)	$(141,308)	$(157,636)
Depreciation and amortization	14,860	42,003
Current year interest capitalized as debt	66,829	65,608
Adjustments to reconcile net loss to cash used in operating activities:
Increase (decrease) in accounts payable	5,039	2,884
Increase (decrease) in due to employees	50,875	46,000

Net Cash Provided (Used) by Operating Activities	(3,705)	(1,141)

Cash Flows from Investing Activities
None	-	0

Net Cash Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from (payments on) short term advances - net	3,850	1,305

Net Cash Provided (Used) by Financing Activities	3,850	1,305

Net Increase (Decrease) in Cash	145	164

Cash, Beginning of Period	1,128	380

Cash, End of Period	$1,273	$544

See Notes to Financial Statements.

SMOKY MARKET FOODS, INC.

Notes to Financial Statements

 (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Smoky Market Foods, Inc. (the “Company”) was incorporated on April 18, 2006 under the laws of the State of Nevada.

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

Accounts Receivable

Management monitors the liquidity and creditworthiness of accounts receivable due from customers on an ongoing basis, considering industry and economic conditions and other factors. These factors form the basis for calculating and recording an allowance for doubtful accounts, which is an estimate of future credit losses. The Company writes off individual accounts receivable against the bad debt allowance when the Company determines a balance is uncollectible. Management has determined that the bad debt allowance is appropriately established at $-0- as of both March 31, 2014 and December 31, 2013, respectively.

Inventory

Inventory consists of Smoky Market food items and branded packaging. It is valued at the lower of cost or market using the average cost method. The Company had no inventory value as of March 31, 2014 and December 31, 2013.

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets’ estimated economic lives, which range from 3 to 25 years. Leasehold improvements are capitalized and amortized over the remaining term of the leased facility.

The Company had no property and equipment as of March 31, 2014 and December 31, 2013.

Advances

As of March 31, 2014 and December 31, 2013, the Company was indebted to several individuals for non-interest bearing, unsecured advances in the amounts of $112,655 and $108,805, respectively. Management intends to repay the advances upon the realization of additional debt/equity financing, when available. Accordingly, the advances have been classified as current obligations. Alternatively, some of the advances may be converted to common stock by mutual agreement.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014 and December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value.

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

Advertising Costs

All advertising costs are charged to expense as incurred or the first time the advertising takes place, unless it is direct-response advertising that results in probable future economic benefits. Advertising expenses were $-0- for both the three-months ended March 31, 2014 and 2013, respectively.

Segment Information

Certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements if it expands operations.

Net (Loss) Per Common Share

Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares, outstanding stock options, and the equivalent number of common shares that would have been outstanding had the convertible debt holders converted their debt instruments to common stock. All potential dilutive securities are excluded from the computation when the effect is anti-dilutive.

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Management believes that there is substantial doubt about the company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to commence profitable operations and/or obtain additional debt and/or capital financing. Management is attempting to obtain additional financing with various parties, but the eventual success of such efforts cannot be assured. The Company has experienced $13,889,976 in losses since inception. The Company has had minimal revenue generating operations since inception. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. NOTE PAYABLE

The Company is obligated under a promissory note payable to an LLC. The note accrues interest at a 10% annual rate until repaid on or before its maturity date of August 18, 2020.

The net promissory note obligation was as follows as of:

	March 31, 2014	December 31, 2013
Face amount of note	$2,568,900	$2,568,900
Accrued interest	932,006	867,783
Less unamortized loan discount	(346,108)	(359,952)
	$3,154,798	$3,076,731

NOTE 4. CONVERTIBLE DEBT – RELATED PARTY

The Company entered into a Purchase and Lease Agreement in June 2011 with SMKY Asset Fund LLC (the “Lender,” a related party) relating to the Company’s smoker-oven system. The substance of the transaction more closely resembles a convertible debt instrument and for that reason the Company has recorded this transaction as a convertible debt borrowing. Pursuant to the agreement, the Company has received $240,000 to date under this arrangement, with a maximum borrowing of $500,000.

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

The debt was as follows as of:

	March 31, 2014	December 31, 2013
Face amount of debt	$240,000	$240,000
Less unamortized loan discount	(29,472)	(30,488)
	$210,528	$209,512

As discussed above, the Lender is considered a related party. Related party expenses relative to this loan was as follows for the years ended December 31:

	Three Months Ended March 31:
	2014	2013
Amortization of loan discount	$1,016	$1,016

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

The Company has calculated and recorded “Beneficial Conversion Options” on the notes, and reflects them as loan discounts which are amortized over the life of the notes. The calculation of the discounts is based on the difference between the note balance and the value of the common stock conversion. The conversion is calculated based on the three lowest closing prices during the ten to fifteen days preceding the loan transaction, discounted by 42%.

The outstanding combined debt was as follows as of December 31:

	March 31, 2014	December 31, 2013
Face amount of debt	$57,800	$115,500
Accrued interest	13,501	3,295
Less unamortized loan discounts	-	(32,581)
	$71,301	$86,214

NOTE 6. CAPITAL STOCK

Common Stock

On April 18, 2006, the State of Nevada authorized the Company to issue a maximum of 200,000,000 shares of the Company’s common stock. The assigned par value was $0.001. On the same day, the Company issued 40,000,000 common shares to Smoky Systems, LLC, a Nevada LLC and related party, in exchange for certain assets. Smoky Systems, LLC has since been liquidated and the common shares of Smoky Market Foods, Inc. were distributed to the members of Smoky Systems, LLC

Preferred Stock

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company’s preferred stock with a $.001 par value. Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. No preferred shares had been issued as of March 31, 2014.

Stock Transactions:

The Company has engaged in numerous transactions whereby shares of common stock (description above) were issued in exchange for cash and/or services. The Statement of Stockholders’ Equity provides a summary of such transactions.

NOTE 7. RELATED PARTY TRANSACTIONS

As of March 31, 2014 and December 31, 2013, the Company owed $190,738 and $186,638, respectively, to a related party for professional services. Such debt was reflected as related party trade payables on the balance sheets, bears no interest and has no formal repayment terms.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

The Company has defaulted on a long-term operating lease of real property previously used as a restaurant operation in Los Gatos, California. All amounts due under the lease have been recognized as a liability and included in accounts payable. The liability is reflected at $187,307 as of both March 31, 2014 and December 31, 2013.

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

Dispute with Contractor

Smoky Market previously retained the services of an independent financial consultant contractor (the “Contractor”). The Contractor was terminated in 2009 and Company Management believes that a settlement was agreed to between the parties. The Contractor now disputes the agreement, claiming additional amounts are owed. The Company plans to contest the Contractor’s claim, but has recognized and recorded a liability in these financial statements equal to the full amount claimed by the Contractor. The amount in dispute was $206,220 as of March 31, 2014 and December 31, 2013.

NOTE 9. COMMON STOCK OPTIONS AND WARRANTS

Common Stock Option Plan

The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan. Information relating to options issued under this plan is as follows:

Weighted
	Options and		Average
	Stock Awards		Option
	Available	Number of	Exercise
	for Grant	Shares	Price
Outstanding as of January 1, 2013	742,500	5,757,500	$0.10
Shares Reserved	-	-	-
Options Granted	-	-	-
Stock Awards Granted	-	-	-
Options Exercised	-	-	-
Options Canceled	-	-	-
Outstanding as of December 31, 2013	742,500	5,757,500	$0.10
Shares Reserved	-	-	-
Options Granted	-	-	-
Stock Awards Granted	-	-	-
Options Exercised	-	-	-
Options Canceled	1,462,500	(1,462,500)	0.10
Outstanding as of March 31, 2014	2,205,000	4,295,000	$0.10

The following table summarizes information about stock options outstanding and exercisable at March 31, 2014:

Stock Options Outstanding
Weighted-
	Average	Weighted-
Number of	Remaining	Average
Options	Contractual	Exercise
Outstanding	Life in Years	Price
425,000	0.16	$0.10

Stock Options Exercisable
Weighted-
	Average	Weighted-
Number of	Remaining	Average
Options	Contractual	Exercise
Exercisable	Life in Years	Price
425,000	0.16	$0.10

The assumptions used in computing lair value of options is as follows:

Expected stock price volatility	186.0%
Risk-free interest rate	4.7%
Expected term (years)	7.00
Weighted-average fair value of stock options granted	$0.099

Common Stock Warrants

The following is a summary of the status of all the Company’s stock warrants as of March 31, 2014:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Outstanding, January 1, 2013	18,949,334	0.11
Granted	4,405,000
Exercised	-
Cancelled	-
Outstanding, December 31, 2013	23,354,334	$0.11
Granted	-
Exercised	-
Cancelled	(5,750,000)
Outstanding, March 31, 2014	17,604,334	$0.11

The following table summarizes information about stock warrants outstanding and exercisable at March 31, 2014:

Stock Warrants Outstanding
Number of Warrants	Weighted- Average Remaining Contractual
Outstanding	Life in Years	Exercise Price
215,000	2.44	$0.50
1,771,834	2.09	$0.25
5,515,000	0.26	$0.15
10,102,500	3.66	$0.05
17,604,334

Stock Warrants Exercisable
Number of Warrants	Weighted- Average Remaining Contractual
Exercisable	Life in Years	Exercise Price
215,000	2.44	$0.50
1,771,834	2.09	$0.25
5,515,000	0.26	$0.15
10,102,500	3.66	$0.05
17,604,334

Warrants were valued and recorded pursuant to the Black-Scholes Method, using risk-free average rates of return of less than 1%, stock price volatility over 300%, and a weighted average expected term of 3.5 years.

NOTE 10. SUBSEQUENT EVENTS

Management has evaluated the period subsequent to March 31, 2014 up to and including the date of the issuance of the financial statements for material subsequent events to disclose, and has determined that no such subsequent events exist.

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

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of $1,273 and a working capital deficit of $2,140,491, as compared to cash and cash equivalents of $1,128 and a working capital deficit of $2,078,266 as of December 31, 2013.

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

Revenues and Expenses. Our operating results for the quarterly period ended March 31, 2014 and the comparable period in 2013 are summarized as follows:

	For the three-month period ended
	March 31, 2014	March 31, 2013
Sales	$2,207	$3,222
Cost of Sales	$959	-
Gross Profit (Loss)	$1,248	$3,222
General & Administrative Expenses
Salaries, Wages & Benefits	$50,875	$45,999
Depreciation/amortization	$14,860	$40,088
Professional Fees	$4,100	$625
Marketing	-	$(937)
Rent	$900	$1,387
Other	$4,935	$7,008
Operating Loss	$(74,423)	$(91,885)
Other Expense – Net	$(66,885)	$(65,750)
Net (Loss)	$(141,308)	$(157,636)

Sales decreased by $1,015, from $3,222 in 2013 to $2,207 in 2014. Cost of sales in 2014 was $959, as compared to $0 in 2013. We had no cost of sales is 2013 because we had previously written off the inventory as impaired due to slow sales. Our general and administrative expenses decreased by $19,438, from $95,108 in 2013 to $75,670. Our operating loss decreased by $17,464, from $91,886 in 2013 to $75,670

Our general and administrative expenses decreased by $19,438, from $95,108 in the quarterly period ended March 31, 2013 to $75,670 in the same period in 2014. The decrease in general and administrative expenses was due primarily to decreases in depreciation and amortization expenses and stock based compensation, all as described below.

Depreciation and amortization expenses decreased by $25,228, from $40,088 in the quarterly period ended March 31, 2013 to $14,860 in the same period in 2014, due primarily to a reduction in loan cost amortization as the much of the loan costs had become fully amortized prior the March 31, 2014 quarterly period.

Working Capital. Our working capital as of March 31, 2014 and as of December 31, 2013 are summarized in the table below.

	As of
	March 31, 2014	December 31, 2013
Current Assets
Cash	$1,273	$1,128
Total Current Assets	$1,273	$1,128

Current Liabilities
Accounts payable	$539,616	$538,677
Accounts payable – related parties	$190,738	$186,638
Accrued payroll costs	$1,026,184	$975,309
Short-term advances	$112,655	$108,805
Derivative liability	$201,270	$201,270
Convertible debt, including accrued interest, less amortized discount	$71,301	$68,695
Total Current Liabilities	$2,141,764	$2,079,394

Working Capital	$(2,140,491)	$(2,078,266)

Our working capital deficiency increased by $62,225, from $2,078,266 at fiscal-year end 2013 to $2,140,491 as of March 31, 2014. The increase in our working capital deficiency was primarily due to an increase in accrued payroll costs of $50,875, from $975,309 at year end 2013 to $1,026,184 as of March 31, 2014.

Cash Flows. Our cash flows for the quarterly period ended March 31, 2014 and the comparable period in 2013 are summarized as follows:

	For the quarterly period ended
	March 31, 2014	March 31, 2013
Net Cash Provided (Used) in Operating Activities	$(3,705)	$(1,141)
Net Cash Provided (Used) by Investing Activities	-	-
Cash Provided (Used) by Financing Activities	$3,850	$1,305
Net Increase (Decrease) in Cash	$145	$164

Cash, Beginning of Period	$1,128	$380
Cash, End of Period	$1,273	$544

We utilized more cash in our operating activities in the three-month period ended March 31, 2014, from $1,141 in the three-month period ended March 31, 2013 to $3,705 in the same period in 2014, primarily due to a higher net loss, after adding back non-cash depreciation/amortization. Our investing activities provided no cash during the three-month period ended March 31, 2014 or 2013.

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

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. This conclusion is based in part on the fact that, other than with respect to this Report, the Company has not in the recent past completed its annual or quarterly reports and related audits within required time periods.

(b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors

Material Changes in Risk Factors

The Risk Factors set forth below do not reflect any material changes from the “Risk Factors” identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We have made immaterial edits and updated the financial and other data referenced in the risk factors as of a recent practicable date.

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

As of March 31, 2014, we had $1,273 in cash and cash equivalents. We need to obtain a significant amount of additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

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

Smoky Market Foods, Inc.

December 01, 2014	By:	/s/ Edward C. Feintech
Date		Edward C. Feintech, President & Chief Executive Officer

December 01, 2014	By:	/s/ Shane Campbell
Date		Shane Campbell Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

