Form 10-Q
period 2014-06-30
SMOKY MARKET FOODS INC
filed 2014-12-03
CIK 1370544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________TO _______________

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

2

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SMOKY MARKET FOODS, INC.

Balance Sheets

(UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS:
Current Assets
Cash	$8,166	$1,128

Total Assets	$8,166	$1,128

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Liabilities
Current Liabilities
Accounts payable	$536,681	$538,677
Accounts payable - related parties	197,788	186,638
Accrued payroll costs	1,073,646	975,309
Short-term advances	227,655	108,805
Derivative liability	201,270	201,270
Convertible debt, including accrued interest, less amortized discount	74,506	68,695
Total Current Liabilities	2,311,546	2,079,394
Long-term Liabilities
Convertible debt to a related party, less amortized discount	211,544	209,512
Promissory notes payable, including accrued interest, less amortized discount	3,232,864	3,076,731
Total Long-term Liabilities	3,444,408	3,286,243
Total Liabilities	5,755,954	5,365,637

Stockholders’ Equity (Deficit)
Preferred Stock, par value $.001, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, par value $.001, 200,000,000 shares authorized: issued and outstanding 157,849,844 at December 31, 2013 and June 30, 2014, respectively	157,850	157,850
Other paid-in capital	8,226,309	8,226,309
Accumulated deficit	(14,131,947)	(13,748,668)
Total Stockholders’ Equity (Deficit)	(5,747,788)	(5,364,509)
Total Liabilities and Stockholders’ Equity (Deficit)	$8,166	$1,128

See Notes to Financial Statements

SMOKY MARKET FOODS, INC.

Statements of Operations

(UNAUDITED)

	For the Three Months Ended June 30:		For the Six Months Ended June 30:
	2014	2013	2014	2013
Sales
Wholesale	$2,136	$-	$4,343	$3,071
Internet	-	-	-	151
Total Sales	2,136	-	4,343	3,222

Cost of Sales
Wholesale and internet	572	-	1,532	-
Total Cost of Sales	572	-	1,532	-

Gross Profit (loss)	1,564	-	2,811	3,222

General & Administrative Expenses
Salaries, wages & benefits	57,816	46,000	108,691	92,000
Professional fees	95,742	829	99,842	1,454
Depreciation and amortization	14,860	22,214	29,721	62,302
Rent	900	1,456	1,800	2,843
Other	6,789	3,719	11,723	10,727
Total General and Administrative Expenses	176,107	74,218	251,777	169,326

Operating Loss	(174,543)	(74,218)	(248,966)	(166,104)

Other Income (Expense)
Interest expense	(67,428)	(65,233)	(134,313)	(130,982)

Other (Income) Expense - Net	(67,428)	(65,233)	(134,313)	(130,982)

Loss before Income Taxes	(241,971)	(139,451)	(383,279)	(297,086)

Income Taxes	-	-	-	-

Net Income (Loss)	$(241,971)	$(139,451)	$(383,279)	$(297,086)

Earnings (Loss) per Share:
Basic and Diluted	(0.002)	(0.001)	(0.002)	(0.002)

Weighted Average Number of Shares	157,849,764	134,076,052	157,849,764	145,962,908

See Notes to Financial Statements

SMOKY MARKET FOODS, INC.

Statement of Stockholder’s Equity (Deficit)

(UNAUDITED)

			Deferred	Other
	Common Stock		Stock-Based	Paid-in	Accumulated	Total
	Shares	Amount	Compensation	Capital	Deficit	(Deficit)

Balance, January 1, 2013	122,189,276	$122,189	$(1,915)	$8,201,001	$(13,452,033)	$(5,130,758)
Common stock issued for:
Conversion of debt to common stock	35,660,568	35,661		23,339		59,000
Convertible debt financing						-
Warrants issued for financing and professional services				1,969		1,969
Amortization of stock-based compensation			1,915			1,915
Net (Loss) for the Year Ended December 31, 2013					(296,635)	(296,635)
Balance, December 31, 2013	157,849,844	157,850	-	8,226,309	(13,748,668)	(5,364,509)
Net (Loss) for the six months ended June 30, 2014					(383,279)	(383,279)
Balance, June 30, 2014	157,849,844	$157,850	$-	$8,226,309	$(14,131,947)	$(5,747,788)

See Notes to Financial Statements

SMOKY MARKET FOODS, INC.

Statements of Cash Flows

(UNAUDITED)

	For the Three Months Ended June 30:		For the Six Months Ended June 30:
	2014	2013	2014	2013
Cash Flows from Operating Activities
Net Income (Loss)	$(241,971)	$(139,451)	$(383,279)	$(297,086)
Depreciation and amortization	14,860	22,215	29,721	64,218
Current year interest capitalized as debt	67,427	65,232	134,255	130,839
Adjustments to reconcile net loss to cash used in operating activities:
Increase (decrease) in accounts payable	4,115	1,841	9,154	4,725
Increase (decrease) in due to employees	47,462	46,000	98,337	92,000

Net Cash Provided (Used) by Operating Activities	(108,107)	(4,163)	(111,812)	(5,304)

Cash Flows from Investing Activities
None	-	-	-	-

Net Cash Provided (Used) by Investing Activities	-	-	-	-

Cash Flows from Financing Activities
Proceeds from (payments on) short term advances - net	115,000	5,200	118,850	6,505

Net Cash Provided (Used) by Financing Activities	115,000	5,200	118,850	6,505

Net Increase (Decrease) in Cash	6,893	1,037	7,038	1,201

Cash, Beginning of Period	1,273	544	1,128	380

Cash, End of Period	$8,166	$1,581	$8,166	$1,581

See Notes to Financial Statements

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

Accounts Receivable

Management monitors the liquidity and creditworthiness of accounts receivable due from customers on an ongoing basis, considering industry and economic conditions and other factors. These factors form the basis for calculating and recording an allowance for doubtful accounts, which is an estimate of future credit losses. The Company writes off individual accounts receivable against the bad debt allowance when the Company determines a balance is uncollectible. Management has determined that the bad debt allowance is appropriately established at $-0- as of both June 30, 2014 and December 31, 2013, respectively.

Inventory

Inventory consists of Smoky Market food items and branded packaging. It is valued at the lower of cost or market using the average cost method. The Company had no inventory value as of June 30, 2014 and December 31, 2013.

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets’ estimated economic lives, which range from 3 to 25 years. Leasehold improvements are capitalized and amortized over the remaining term of the leased facility.

The Company had no property and equipment as of June 30, 2014 and December 31, 2013.

Advances

As of June 30, 2014 and December 31, 2013, the Company was indebted to several individuals for non-interest bearing, unsecured advances in the amounts of $227,655 and $108,805, respectively. Management intends to repay the advances upon the realization of additional debt/equity financing, when available. Accordingly, the advances have been classified as current obligations. Alternatively, some of the advances may be converted to common stock by mutual agreement.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014 and December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value.

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

Advertising Costs

All advertising costs are charged to expense as incurred or the first time the advertising takes place, unless it is direct-response advertising that results in probable future economic benefits. Advertising expenses were $-0- for both the three-months ended June 30, 2014 and 2013, respectively. Advertising expenses were $-0- for both the six-months ended June 30, 2014 and 2013, respectively.

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Management believes that there is substantial doubt about the company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to commence profitable operations and/or obtain additional debt and/or capital financing. Management is attempting to obtain additional financing with various parties, but the eventual success of such efforts cannot be assured. The Company has experienced $14,131,947 in losses since inception. The Company has had minimal revenue generating operations since inception. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. NOTE PAYABLE

The Company is obligated under a promissory note payable to an LLC. The note accrues interest at a 10% annual rate until repaid on or before its maturity date of August 18, 2020.

The net promissory note obligation was as follows as of:

	June 30, 2014	December 31, 2013
Face amount of note	$2,568,900	$2,568,900
Accrued interest	996,228	867,783
Less unamortized loan discount	(332,264)	(359,952)
	$3,232,864	$3,076,731

NOTE 4. CONVERTIBLE DEBT – RELATED PARTY

The Company entered into a Purchase and Lease Agreement in June 2011 with SMKY Asset Fund LLC (the “Lender,” a related party) relating to the Company’s smoker-oven system. The substance of the transaction more closely resembles a convertible debt instrument and for that reason the Company has recorded this transaction as a convertible debt borrowing. Pursuant to the agreement, the Company has received $240,000 to-date under this arrangement, with a maximum borrowing of $500,000.

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

The agreement has a 10-year term, provided that the Company must repay the debt at any time after July 25, 2014 that the market price for the Company’s common stock has exceeded $0.50 for thirty trading days. The repurchase price is a number of shares of common stock with a fair market value equal to 20 times the sum of (a) the purchase price, plus (b) $5,000. The conversion feature of the note was valued based on the same criteria as the warrant described above, and resulted in a calculation of $2,063,114. The contingent conversion feature was not recognized in the calculation of the debt discount.

The debt was as follows as of:

	June 30, 2014	December 31, 2013
Face amount of debt	$240,000	$240,000
Less unamortized loan discount	(28,456)	(30,488)
	$211,544	$209,512

Related party expenses relative to this loan was as follows:

	Three Months Ended June 30:
	2014	2013

Amortization of loan discount	$1,016	$1,016

	Six Months Ended June 30:
	2014	2013

Amortization of loan discount	$2,032	$2,032

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

The outstanding combined debt was as follows as of:

	June 30, 2014	December 31, 2013
Face amount of debt	$57,800	$115,500
Accrued interest	16,706	3,295
Less unamortized loan discount	-	(32,581)
	$74,506	$86,214

NOTE 6. CAPITAL STOCK

Common Stock

On April 18, 2006, the State of Nevada authorized the Company to issue a maximum of 200,000,000 shares of the Company’s common stock. The assigned par value was $.001. On the same day, the Company issued 40,000,000 common shares to Smoky Systems, LLC, a Nevada LLC and related party, in exchange for certain assets. Smoky Systems, LLC has since been liquidated and the common shares of Smoky Market Foods, Inc. were distributed to the members of Smoky Systems, LLC.

Preferred Stock

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company’s preferred stock with a $.001 par value. Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. No preferred shares had been issued as of June 30, 2014.

Stock Transactions:

The Company has engaged in numerous transactions whereby shares of common stock (description above) were issued in exchange for cash and/or services. The Statement of Stockholders’ Equity provides a summary of such transactions.

NOTE 7. RELATED PARTY TRANSACTIONS

As of June 30, 2014 and December 31, 2013, the Company owed $197,788 and $186,638, respectively, to a related party for professional services. Such debt was reflected as related party trade payables on the balance sheets, bears no interest and has no formal repayment terms.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

The Company has defaulted on a long-term operating lease of real property previously used as a restaurant operation in Los Gatos, California. All amounts due under the lease have been recognized as a liability and included in accounts payable. The liability is reflected at $187,307 as of both June 30, 2014 and December 31, 2013.

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

Dispute with Contractor

Smoky Market previously retained the services of an independent financial consultant contractor (the “Contractor”). The Contractor was terminated in 2009 and Company Management believes that a settlement was agreed to between the parties. The Contractor now disputes the agreement, claiming additional amounts are owed. The Company plans to contest the Contractor’s claim, but has recognized and recorded a liability in these financial statements equal to the full amount claimed by the Contractor. The amount in dispute was $206,220 as of June 30, 2014 and December 31, 2013.

NOTE 9. COMMON STOCK OPTIONS AND WARRANTS

Common Stock Option Plan

The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan. Information relating to options issued under this plan is as follows as of June 30, 2014:

	Options and Stock Awards Available for Grant	Number of Shares	Weighted Average Option Exercise Price
Outstanding as of January 1, 2013	742,500	5,757,500	$0.10
Shares reserved	-	-	-
Options granted	-	-	-
Stock awards granted	-	-	-
Options exercised	-	-	-
Options canceled	-	-	-
Outstanding as of December 31, 2013	742,500	5,757,500	$0.10
Shares reserved	-	-	-
Options granted	-	-	-
Stock awards granted	-	-	-
Options exercised	-	-	-
Options canceled	1,887,500	(1,887,500)	$0.10
Outstanding as of June 30, 2014	2,630,000	3,870,000	$0.10

There were no stock options outstanding as of June 30, 2014.

The assumptions used in computing fair value of options is as follows:

Expected stock price volatility	186.0%
Risk-free interest rate	4.7%
Expected term (years)	7.00
Weighted-average fair value of stock options granted	$0.099

Common Stock Warrants

The following is a summary of the status of all the Company’s stock warrants as of June 30, 2014:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2013	18,949,334	$0.11
Granted	4,405,000
Exercised
Cancelled
Outstanding, December 31, 2013	23,354,334	0.11
Granted	-
Exercised	-
Cancelled	(10,350,000)
Outstanding, June 30, 2014	13,004,334	$0.11

The following table summarizes information about stock warrants outstanding and exercisable at June 30, 2014:

Stock Warrants Outstanding
Number of Warrants Outstanding	Weighted- Average Remaining Contractual Life in Years	Exercise Price
215,000	2.20	$0.50
1,771,834	1.84	$0.25
3,015,000	0.17	$0.15
8,002,500	5.14	$0.05
13,004,334

Stock Warrants Exercisable
Number of Warrants Exercisable	Weighted- Average Remaining Contractual Life in Years	Exercise Price
215,000	2.20	$0.50
1,771,834	1.84	$0.25
3,015,000	0.17	$0.15
8,002,500	5.14	$0.05
13,004,334

Warrants were valued and recorded pursuant to the Black-Scholes Method, using risk-free average rates of return of less than 1%, stock price volatility over 300%, and a weighted average expected term of 3.5 years.

NOTE 10. SUBSEQUENT EVENTS

Management has evaluated the period subsequent to June 30, 2014 up to and including the date of the issuance of the financial statements for material subsequent events to disclose, and has determined that no such subsequent events exist.

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

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $8,166 and a working capital deficit of $2,303,380, as compared to cash and cash equivalents of $1,128 and a working capital deficit of $2,078,266 as of December 31, 2013.

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

Results of Operations

We experienced increases in sales, operating costs, and general and administrative expenses during the three-month period ending June 30, 2014 as compared to the comparable period ending June 30, 2013. We experienced sales and operating costs during the three-month period ended June 30, 2014, whereas we experienced no sales and operating costs during the same period in 2013. Additionally, we experienced increases in sales, operating costs, and general and administrative expenses during the six-month period ending June 30, 2014 as compared to the comparable period in 2013. The changes in revenues and expenses are summarized and discussed in the table below and in the discussion that follows.

Revenues and Expenses. Our operating results for the three-month and six-month periods ended June 30, 2014 and the comparable period in 2013 are summarized as follows

	For the three-month period ended		For the six-month period ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Sales
Wholesale	$2,136	-	$4,343	$3,071
Internet	-		-	$151
Total Sales	$2,136	-	$4,343	$3,222
Cost of Sales	$572	-	$1,532	-
Gross Profit (Loss)	$1,564	-	$2,811	$3,222
General & Administrative Expenses
Salaries, Wages & Benefits	$57,816	$46,000	$108,691	$92,000
Professional Fees	$95,742	$829	$99,842	$1,454
Depreciation and amortization	$14,860	$22,214	$29,721	$62,302
Rent	$900	$1,456	$1,800	$2,843
Other	$6,789	$3,719	$11,723	$10,727
Operating Loss	$(174,543)	$(74,218)	$(248,966)	$(166,104)
Other (Expense) – Net	$(67,428)	$(65,233)	$(134,313)	$(130,982)
Net (Loss)	$(241,971)	$(139,451)	$(383,279)	$(297,086)

THREE-MONTH PERIODS ENDED JUNE 30, 2014 AND JUNE 30, 2013

Sales increased by $2,136, from $0 in the three-month period ended June 30, 2013 to $2,136 in the same period in 2014. Cost of sales in the three-month period ended June 30, 2014 was $572, as compared to $0 in the same period in 2013. We had no cost of sales is the 2013 period because we had previously written off the inventory as impaired due to slow sales.

Our total general and administrative expenses increased by $101,889, from $74,218 in the three-month period ended June 30, 2013 to $176,107 in the same period in 2014. The increase in general and administrative expenses was due primarily to increases in salaries, wages and benefits and to increases in professional fees, as described below.

Expenses related to salaries, wages and benefits increased by $11,816, from $46,000 in the three-month period ended June 30, 2013 to $57,816 for the same period in 2014, due primarily to the accrual of salaries to corporate officers. Expenses related to professional fees increased by $94,913, from $829 in the three-month period ended June 30, 2013 to $95,742 for the same period in 2014, due primarily to the engagement of a mergers and acquisitions consultant and the retention of an investment banking firm.

The increased expenses described above were partially offset by decreases in expenses related to depreciation and amortization. Depreciation and amortization expenses decreased by $7,354, from $22,214 in the three-month period ended June 30, 2013 to $14,860 in the same period in 2014, due primarily to a reduction in loan cost amortization as much of the loan costs had become fully amortized prior the June 30, 2014 quarterly period. Overall, the decrease in depreciation and amortization expenses was not as great as the increases in the general and administrative expenses described in the previous paragraph.

SIX-MONTH PERIODS ENDED JUNE 30, 2014 AND JUNE 30, 2013.

Sales increased by $1,121 in the six-month period ended June 30, 2014, from $3,222 in the six-month period ended June 30, 2013 to $4,343 for the same period in 2014. We had no cost of sales in the six-month period ended June 30, 2013, whereas our cost of sales in the same period in 2014 was $1,532. Consequently, our gross profit for the six-month period ended June 30, 2014 was $2,811, a decrease of $411 from the cost of sales of $3,222 for the same period in 2013.

Our total general and administrative expenses increased by $82,451, from $169,326 in the six-month period ended June 30, 2013 to $251,777 in the same period in 2014. The increase in general and administrative expenses was due primarily to increases in expenses related to professional fees and to salaries, wages and benefits, as described below.

Expenses related to salaries, wages and benefits increased by $16,691, from $92,000 in the six-month period ended June 30, 2013 to $108,691 in the same period in 2014, due primarily to the accrual of salaries to corporate officers. Expenses relating to professional fees increased by $98,388, from $1,454 in the six-month period ended June 30, 2013 to $99,842 in the same period in 2014, due primarily to the engagement of a mergers and acquisitions consultant and the retention of an investment banking firm.

The increased expenses described above were partially offset by decreases in expenses related to depreciation and amortization. Depreciation and amortization expenses decreased by $32,581, from $62,302 in the six-month period ended June 30, 2013 to $29,721 in the same period in 2014, due primarily to a reduction in loan cost amortization as much of the loan costs had become fully amortized prior the June 30, 2014 quarterly period. Overall, the decrease in depreciation and amortization expenses was not as great as the increases in the general and administrative expenses described in the previous paragraph.

Working Capital. Our working capital as of June 30, 2014 and as of December 31, 2013 are summarized in the table below.

	As of
	June 30, 2014	December 31, 2013
Current Assets
Cash	$8,166	$1,128
Total Current Assets	$1,273	$1,128

Current Liabilities
Accounts payable	$536,681	$538,677
Accounts payable – related parties	$197,788	$186,638
Accrued payroll costs	$1,073,646	$975,309
Short-term advances	$227,655	$108,805
Derivative liability	$201,270	$201,270
Convertible debt, including accrued interest, less amortized discount	$74,506	$68,695
Total Current Liabilities	$2,311,546	$2,079,394

Working Capital	$(2,303,380)	$(2,078,266)

Our working capital deficiency increased by $225,114, from $2,078,266 at fiscal-year end 2013 to $2,303,380 as of June 30, 2014. The increase in our working capital deficiency was primarily due to an increase in accrued payroll costs of $118,850, from $975,309 at year end 2013 to $1,073,646 as of June 30, 2014, and an increase in amounts due to employees, from $975,309 at year end 2013 to $1,073,646 as of June 30, 2014.

Cash Flows. Our cash flows for the six-month period ended June 30, 2014 and the comparable period in 2013 are summarized as follows:

	For the Six-Month Periods Ended
	June 30, 2014	June 30, 2013
Net Cash Provided (Used) in Operating Activities	$(111,812)	$(928,850)
Net Cash Provided (Used) by Investing Activities	-	-
Cash Provided (Used) by Financing Activities	$118,850	$6,505
Net Increase (Decrease) in Cash	$7,038	$(922,345)

Cash, Beginning of Period	$1,128	$380
Cash, End of Period	$8,166	$(921,965)

We utilized less cash in our operating activities in the six-month period ended June 30, 2014, from $928,850 in the six-month period ended June 30, 2013 to $111,812 in the same period in 2014, primarily due to a higher net loss during the 2013 period. Our investing activities provided no cash during the six-month periods ended June 30, 2014 or 2013. Our financing activities provided more cash in the six-month period ended June 30, 2014, from $6,505 in the six-month period ended June 30, 2013 to $118,850 in the same period in 2014, primarily due to short-term advances.

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

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2014. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. This conclusion is based in part on the fact that, other than with respect to this Report, the Company has not in the recent past completed its annual or quarterly reports and related audits within required time periods.

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

As of June 30, 2014, we had $8,166 in cash and cash equivalents. We need to obtain a significant amount of additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

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

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

Other than as previously reported, the Company did not offer and sell any following securities in reliance upon exemptions from the registration requirements of the Securities Act.

Item 6. Exhibits

See the Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smoky Market Foods, Inc.

December 03, 2014	By:	/s/ Edward C. Feintech
Date		Edward C. Feintech, President & Chief Executive Officer

December 03, 2014	By:	/s/ Shane Campbell
Date		Shane Campbell Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

