Form 10-Q
period 2014-09-30
SMOKY MARKET FOODS INC
filed 2014-12-11
CIK 1370544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ TO _______________

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

[  ] Yes [X] No

As of December 9, the registrant had 191,233,345 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMOKY MARKET FOODS, INC.

Balance Sheets

(UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS:
Current Assets
Cash	$70,771	$1,128

Total Assets	$70,771	$1,128

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Liabilities
Current Liabilities
Accounts payable	$502,783	$538,677
Accounts payable - related parties	199,338	186,638
Accrued payroll costs	1,095,921	975,309
Short-term advances	90,655	108,805
Derivative liability	-	201,270
Convertible debt, including accrued interest, less amortized discount	-	68,695
Total Current Liabilities	1,888,697	2,079,394
Long-term Liabilities
Convertible debt to a related party, less amortized discount	212,560	209,512
Promissory notes payable to a related party, including accrued interest, less amortized discount	3,310,931	3,076,731
Total Long-term Liabilities	3,523,491	3,286,243
Total Liabilities	5,412,188	5,365,637

Stockholders’ Equity (Deficit)
Preferred Stock, par value $.001, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, par value $.001, 200,000,000 shares authorized: 190,000,000 and 157,849,844 shares outstanding at September 30, 2014 and December 31, 2013, respectively	190,000	157,850
Other paid-in capital	8,791,432	8,226,309
Accumulated deficit	(14,322,849)	(13,748,668)
Total Stockholders’ Equity (Deficit)	(5,341,417)	(5,364,509)
Total Liabilities and Stockholders’ Equity (Deficit)	$70,771	$1,128

See Notes to Financial Statements

SMOKY MARKET FOODS, INC.

Statements of Operations

(UNAUDITED)

	For the Three Months Ended September 30:		For the Nine Months Ended September 30:
	2014	2013	2014	2013
Sales
Wholesale	$-	$-	$4,343	$3,071
Internet	60	-	60	151
Total Sales	60	-	4,403	3,222

Cost of Sales
Wholesale and internet	100	-	1,632	-
Total Cost of Sales	100	-	1,632	-

Gross Profit (loss)	(40)	-	2,771	3,222

General & Administrative Expenses
Salaries, wages & benefits	48,481	46,000	157,172	138,000
Professional fees	36,568	10,579	136,410	12,033
Depreciation and amortization	14,860	14,860	44,581	77,162
Marketing	1,626	430	1,626	430
Rent	1,674	900	3,474	3,743
Other	212,032	4,170	223,756	14,897
Total General and Administrative Expenses	315,241	76,939	567,019	246,265

Operating Loss	(315,281)	(76,939)	(564,248)	(243,043)

Other Income (Expense)
Gain (loss) on derivatives	201,270	-	201,270
Interest expense	(76,891)	(65,375)	(211,203)	(196,357)

Other (Income) Expense - Net	124,379	(65,375)	(9,933)	(196,357)

Loss before Income Taxes	(190,902)	(142,314)	(574,181)	(439,400)

Income Taxes	-	-	-	-

Net Income (Loss)	$(190,902)	$(142,314)	$(574,181)	$(439,400)

Earnings (Loss) per Share:
Basic and Diluted	(0.001)	(0.001)	(0.004)	(0.003)

Weighted Average Number of Shares	168,566,509	157,849,764	161,064,788	149,925,193

See Notes to Financial Statements

SMOKY MARKET FOODS, INC.

Statement of Stockholder’s Equity (Deficit)

(UNAUDITED)

			Deferred	Other
	Common Stock		Stock-Based	Paid-in	Accumulated	Total
	Shares	Amount	Compensation	Capital	Deficit	(Deficit)

Balance, January 1, 2013	122,189,276	$122,189	$(1,915)	$8,201,001	$(13,452,033)	$(5,130,758)
Common stock issued for:
Conversion of debt to common stock	35,660,568	35,661		23,339		59,000
Convertible debt financing						-
Warrants issued for financing and professional services				1,969		1,969
Amortization of stock-based compensation			1,915			1,915
Net (Loss) for the Year Ended December 31, 2013					(296,635)	(296,635)
Balance, December 31, 2013	157,849,844	157,850	-	8,226,309	(13,748,668)	(5,364,509)
Common stock issued for:
Conversion of debt to common stock	32,150,156	32,150		489,150		521,300
Warrants issued for financing and professional services				75,973		75,973
Net (Loss) for the nine months ended September 30, 2014					(574,181)	(574,181)
Balance, September 30, 2014	190,000,000	$190,000	$-	$8,791,432	$(14,322,849)	$(5,341,417)

See Notes to Financial Statements

SMOKY MARKET FOODS, INC.

Statements of Cash Flows

(UNAUDITED)

	For the Three Months Ended September 30:		For the Nine Months Ended September 30:
	2014	2013	2014	2013
Cash Flows from Operating Activities
Net Income (Loss)	$(190,902)	$(142,314)	$(574,181)	$(439,400)
(Gain) loss on derivatives	(201,270)	-	(201,270)	-
Depreciation and amortization	14,860	14,860	44,581	78,177
Stock-based compensation	198,773	600	198,773	2,516
Current year interest capitalized as debt	47,517	65,233	181,772	195,058
Adjustments to reconcile net loss to cash used in operating activities:
Increase (decrease) in accounts payable	(32,348)	11,248	(23,194)	15,972
Increase (decrease) in due to employees	22,275	46,000	120,612	138,000

Net Cash Provided (Used) by Operating Activities	(141,095)	(4,373)	(252,907)	(9,677)

Cash Flows from Investing Activities
None	-	-	-	-

Net Cash Provided (Used) by Investing Activities	-	-	-	-

Cash Flows from Financing Activities
Proceeds from issuances of common stock	340,000	-	340,000	-
Principal payments on convertible debt	(57,800)	-	(57,800)	-
Proceeds from convertible note	-	5,000	-	5,000
Proceeds from (payments on) short term advances - net	(78,500)	(1,400)	40,350	5,105

Net Cash Provided (Used) by Financing Activities	203,700	3,600	322,550	10,105

Net Increase (Decrease) in Cash	62,605	(773)	69,643	428

Cash, Beginning of Period	8,166	1,581	1,128	380

Cash, End of Period	$70,771	$808	$70,771	$808

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

Accounts Receivable

Management monitors the liquidity and creditworthiness of accounts receivable due from customers on an ongoing basis, considering industry and economic conditions and other factors. These factors form the basis for calculating and recording an allowance for doubtful accounts, which is an estimate of future credit losses. The Company writes off individual accounts receivable against the bad debt allowance when the Company determines a balance is uncollectible. Management has determined that the bad debt allowance is appropriately established at $-0- as of both September 30, 2014 and December 31, 2013, respectively.

Inventory

Inventory consists of Smoky Market food items and branded packaging. It is valued at the lower of cost or market using the average cost method. The Company had no inventory value as of September 30, 2014 and December 31, 2013.

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over the assets’ estimated economic lives, which range from 3 to 25 years. Leasehold improvements are capitalized and amortized over the remaining term of the leased facility.

The Company had no property and equipment as of September 30, 2014 and December 31, 2013.

Advances

As of September 30, 2014 and December 31, 2013, the Company was indebted to several individuals for non-interest bearing, unsecured advances in the amounts of $90,655 and $108,805, respectively. Management intends to repay the advances upon the realization of additional debt/equity financing, when available. Accordingly, the advances have been classified as current obligations. Alternatively, some of the advances may be converted to common stock by mutual agreement.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014 and December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values are assumed to approximate carrying values for these financial instruments because they are short term in nature, or are receivable or payable on demand, and their carrying amounts approximate fair value.

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

Advertising Costs

All advertising costs are charged to expense as incurred or the first time the advertising takes place, unless it is direct-response advertising that results in probable future economic benefits. Advertising expenses were $-0- for both the three-months ended September 30, 2014 and 2013, respectively. Advertising expenses were $-0- for both the nine-months ended September 30, 2014 and 2013, respectively.

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Management believes that there is substantial doubt about the company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to commence profitable operations and/or obtain additional debt and/or capital financing. Management is attempting to obtain additional financing with various parties, but the eventual success of such efforts cannot be assured. The Company has experienced $14,332,849 in losses since inception. The Company has had minimal revenue generating operations since inception. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. NOTE PAYABLE

The Company is obligated under a promissory note payable to an LLC. The note accrues interest at a 10% annual rate until repaid on or before its maturity date of August 18, 2020.

The net promissory note obligation was as follows as of:

	September 30, 2014	December 31, 2013
Face amount of note	$2,568,900	$2,568,900
Accrued interest	1,060,450	867,783
Less unamortized loan discount	(318,419)	(359,952)
	$3,310,931	$3,076,731

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

The debt was as follows as of:

	September 30, 2014	December 31, 2013
Face amount of debt	$240,000	$240,000
Less unamortized loan discount	(27,440)	(30,488)
	$212,560	$209,512

Related party expenses relative to this loan were as follows:

	Three Months Ended September 30:
	2014	2013

Amortization of loan discount	$1,016	$1,016

	Nine Months Ended September 30:
	2014	2013

Amortization of loan discount	$3,049	$3,049

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

The outstanding combined debt was retired in the quarter ended September 30, 2014.

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

Preferred Stock

In June 2006, the State of Nevada authorized the Company to issue a maximum of 10,000,000 shares of the Company’s preferred stock with a $.001 par value. Shares of Preferred Stock may be issued from time to time in one or more series as may from time to time be determined by the Board of Directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences and relative, participating, optional and other rights of each such series, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. No preferred shares had been issued as of September 30, 2014.

Stock Transactions:

The Company has engaged in numerous transactions whereby shares of common stock (description above) were issued in exchange for cash and/or services. The Statement of Stockholders’ Equity provides a summary of such transactions.

NOTE 7. RELATED PARTY TRANSACTIONS

As of September 30, 2014 and December 31, 2013, the Company owed $199,338 and $186,638, respectively, to a related party for professional services. Such debt was reflected as related party trade payables on the balance sheets, bears no interest and has no formal repayment terms.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

The Company has defaulted on a long-term operating lease of real property previously used as a restaurant operation in Los Gatos, California. All amounts due under the lease have been recognized as a liability and included in accounts payable. The liability is reflected at $187,307 as of both September 30, 2014 and December 31, 2013.

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

Dispute with Contractor

Smoky Market previously retained the services of an independent financial consultant contractor (the “Contractor”). The Contractor was terminated in 2009 and Company Management believes that a settlement was agreed to between the parties. The Contractor now disputes the agreement, claiming additional amounts are owed. The Company plans to contest the Contractor’s claim, but has recognized and recorded a liability in these financial statements equal to the full amount claimed by the Contractor. The amount in dispute was $206,220 as of September 30, 2014 and December 31, 2013.

NOTE 9. COMMON STOCK OPTIONS AND WARRANTS

Common Stock Option Plan

The Company has reserved 6,500,000 common shares for the exercise of stock options to be issued pursuant to the 2006 Stock Option Plan. Information relating to options issued under this plan is as follows as of September 30, 2014:

Weighted
	Options and		Average
	Stock Awards		Option
	Available	Number of	Exercise
	for Grant	Shares	Price
Outstanding as of January 1, 2013	742,500	5,757,500	$0.10
Shares reserved	-	-	-
Options granted	-	-	-
Stock awards granted	-	-	n/a
Options exercised	-	-	-
Options canceled	-	-	-
Outstanding as of December 31, 2013	742,500	5,757,500	$0.10
Shares reserved	-	-	-
Options granted	-	-	-
Stock awards granted	-	-	n/a
Options exercised	-	-	-
Options canceled	1,887,500	(1,887,500)	$0.10
Outstanding as of September 30, 2014	2,630,000	3,870,000	$0.10

The assumptions used in computing lair value of options is as follows:

Expected stock price volatility	186.0%
Risk-free interest rate	4.7%
Expected term (years)	7.00
Weighted-average fair value of stock options granted	$0.099

Common Stock Warrants

The following is a summary of the status of all the Company’s stock warrants as of September 30, 2014:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Outstanding, January 1, 2013	18,949,334	$0.11
Granted	4,405,000
Exercised	-
Cancelled	-
Outstanding, December 31, 2013	23,354,334	0.11
Granted	3,800,000
Exercised	-
Cancelled	(10,486,834)
Outstanding, December 31, 2013	16,667,500	$0.12

The following table summarizes information about stock warrants outstanding and exercisable at September 30, 2014:

Stock Warrants Outstanding
Number of Warrants Outstanding	Weighted- Average Remaining Contractual Life in Years	Exercise Price
215,000	1.95	$0.50
1,650,000	1.71	$0.25
6,800,000	0.02	$0.15
8,002,500	3.53	$0.05
16,667,500

Stock Warrants Exercisable
Number of Warrants Outstanding	Weighted- Average Remaining Contractual Life in Years	Exercise Price
215,000	1.95	$0.50
1,650,000	1.71	$0.25
6,800,000	0.02	$0.15
8,002,500	3.53	$0.05
16,667,500

Warrants were valued and recorded pursuant to the Black-Scholes Method, using risk-free average rates of return of less than 1%, stock price volatility over 300%, and a weighted average expected term of 3.5 years.

NOTE 10. SUBSEQUENT EVENTS

Management has evaluated the period subsequent to September 30, 2014 up to and including the date of the issuance of the financial statements for material subsequent events to disclose, and has determined that no such subsequent events exist.

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

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $70,771 and a working capital deficit of $1,817,926, as compared to cash and cash equivalents of $1,128 and a working capital deficit of $2,078,266 as of December 31, 2013.

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

During the first nine months of 2014, principal uses of cash were approximately $250,000 to finance operations and $58,000 to pay off convertible debt obligations.

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

Results of Operations

We experienced increases in sales, operating costs, and general and administrative expenses during the three-month period ending September 30, 2014 as compared to the same period ending September 30, 2013. We experienced sales and operating costs during the three-month period ended September 30, 2014, whereas we experienced no sales and operating costs during the same period in 2013. Additionally, we experienced increases in sales, operating costs, and general and administrative expenses during the nine-month period ending September 30, 2014 as compared to the same period in 2013. The changes in revenues and expenses are summarized and discussed in the table below and in the discussion that follows.

Revenues and Expenses. Our operating results for the three-month and nine-month periods ended September 30, 2014 and the same period in 2013 are summarized as follows

	For the three-month period ended		For the nine-month period ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Sales
Wholesale	-	-	$4,343	$3,071
Internet	$60		$60	$151
Total Sales	$60	-	$4,403	$3,222
Cost of Sales	$100	-	$1,632	-
Gross Profit (Loss)	$(40)	-	$2,771	$3,222
General & Administrative Expenses
Salaries, Wages & Benefits	$48,481	$46,000	$157,172	$138,000
Professional Fees	$36,568	$10,579	$136,410	$12,033
Depreciation and amortization	$14,860	$14,860	$44,581	$77,162
Marketing	$1,626	$430	$1,626	$430
Rent	$1,674	$900	$3,474	$3,743
Other	$212,032	$4,170	$223,756	$14,897
Operating Loss	$(315,281)	$(76,939)	$(564,248)	$(243,043)
Other (Expense) – Net	$124,379	$(65,375)	$(9,933)	$(196,357)
Net (Loss)	$(190,902)	$(142,314)	$(574,181)	$(439,400)

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

Sales increased by $60, from $0 in the three-month period ended September 30, 2013 to $60 in the same period in 2014. Cost of sales in the three-month period ended September 30, 2014 was $100, as compared to $0 in the same period in 2013. We had no cost of sales is the 2013 period because we had previously written off the inventory as impaired due to slow sales.

Our total general and administrative expenses increased by $238,302, from $76,939 in the three-month period ended September 30, 2013 to $315,241 in the same period in 2014. The increase in general and administrative expenses was due primarily to increases in professional fees and other expenses, as described below.

Expenses related to professional fees increased by $25,989, from $10,579 in the three-month period ended September 30, 2013 to $36,568 for the same period in 2014, due primarily to the engagement of a mergers and acquisitions consultant and the retention of an investment banking firm and the resumption of SEC filings. Other expenses increased by $207,862, from $4,170 in the three-month period ended September 30, 2013 to $212,032 in the same period in 2014, due primarily to stock-based compensation consisting of common stock and warrants given to firms and individuals who provided financing during 2014.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

Sales increased by $1,181 in the nine-month period ended September 30, 2014, from $3,222 in the nine-month period ended September 30, 2013 to $4,403 for the same period in 2014. We had no cost of sales in the nine-month period ended September 30, 2013, whereas our cost of sales in the same period in 2014 was $1,632. Consequently, our gross profit for the nine-month period ended September 30, 2014 was $2,771, a decrease of $451 from the cost of sales of $3,222 for the same period in 2013.

Our total general and administrative expenses increased by $320,754, from $246,265 in the nine-month period ended September 30, 2013 to $567,019 in the same period in 2014. The increase in general and administrative expenses was due primarily to increases in expenses related to salaries, wages and benefits, professional fees, and other expenses as described below.

Expenses related to salaries, wages and benefits increased by $19,172, from $138,000 in the nine-month period ended September 30, 2013 to $157,172 in the same period in 2014, due primarily to the accrual of salaries to corporate officers. Expenses relating to professional fees increased by $124,377, from $12,033 in the nine-month period ended September 30, 2013 to $136,410 in the same period in 2014, due primarily to the engagement of a mergers and acquisitions consultant and the retention of an investment banking firm and the resumption of SEC filings. Other expenses increased by $208,859, from $14,897 in the nine-month period ended September 30, 2013 to $223,756 in the same period in 2014, due primarily to stock-based compensation consisting of common stock and warrants given to firms and individuals who provided financing during 2014.

The increased expenses described above were partially offset by a decrease in expenses related to depreciation and amortization. Depreciation and amortization expenses decreased by $32,581, from $77,162 in the nine-month period ended September 30, 2013 to $44,581 in the same period in 2014, due primarily to a reduction in loan cost amortization as much of the loan costs had become fully amortized prior to September 30, 2014. Overall, the decrease in depreciation and amortization expenses was not as great as the increases in the general and administrative expenses described in the previous paragraph.

Working Capital. Our working capital as of June 30, 2014 and as of December 31, 2013 are summarized in the table below.

	As of
	September 30, 2014	December 31, 2013
Current Assets
Cash	$70,771	$1,128
Total Current Assets	$70,771	$1,128

Current Liabilities
Accounts payable	$502,783	$538,677
Accounts payable – related parties	$199,338	$186,638
Accrued payroll costs	$1,095,921	$975,309
Short-term advances	$90,655	$108,805
Derivative liability	-	$201,270
Convertible debt, including accrued interest, less amortized discount	-	$68,695
Total Current Liabilities	$1,888,697	$2,079,394

Working Capital	$(1,817,926)	$(2,078,266)

Our working capital deficiency decreased by $260,340, from $2,078,266 at fiscal-year end 2013 to $1,817,926 as of September 30, 2014. The decrease in our working capital deficiency was primarily due to an increase in cash of $69,643, from $1,128 at year end 2013 to $70,771 as of September 30, 2014, a decrease in accounts payable of $35,894, from $538,677 at year end 2013 to $502,783 as of September 30, 2014, and no derivative liability or convertible debt liability as of September 30, 2014 versus derivative liability and convertible debt liability at year end 2013 of $201,270 and $68,695, respectively.

Cash Flows. Our cash flows for the nine-month period ended September 30, 2014 and the comparable period in 2013 are summarized as follows:

	For the Nine-Month Periods Ended
	September 30, 2014	September 30, 2013
Net Cash Provided (Used) in Operating Activities	$(252,907)	$(9,677)
Net Cash Provided (Used) by Investing Activities	-	-
Cash Provided (Used) by Financing Activities	$322,550	$10,105
Net Increase (Decrease) in Cash	$69,643	$428

Cash, Beginning of Period	$1,128	$380
Cash, End of Period	$70,771	$808

We utilized more cash in our operating activities in the nine-month period ended September 30, 2014, from $9,677 in the nine-month period ended September 30, 2013 to $252,907 in the same period in 2014, primarily due to the resumption of operating activities including fundraising and SEC filings. Our investing activities provided no cash during the nine-month periods ended September 30, 2014 or 2013. Our financing activities provided more cash in the nine-month period ended September 30, 2014, from $10,105 in the nine-month period ended September 30, 2013 to $322,550 in the same period in 2014, primarily due to the issuances of common stock.

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

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 (as amended) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. This conclusion is based in part on the fact that, other than with respect to this Report, the Company has not in the recent past completed its annual or quarterly reports and related audits within required time periods.

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

As of September 30, 2014, we had $70,771 in cash and cash equivalents. We need to obtain a significant amount of additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as previously reported, the Company offered and sold the following securities in reliance upon exemptions from the registration requirements of the Securities Act:

In August 2014, (i) in exchange for $1,500 of debt, we offered and sold to an individual 300,000 shares of common stock with a fair market value of $300 (or $0.001 per share) and warrants to purchase 50,000 shares of common stock at $0.15 per share, exercisable over three years; (ii) in exchange for $3,500 of debt, we offered and sold to an individual 700,000 shares of common stock with a fair market value of $700 (or $0.001 per share) and warrants to purchase 150,000 shares of common stock at $0.15 per share, exercisable over three years; (iii) in exchange for $5,000 of debt, we offered and sold to an individual 600,000 shares of common stock with a fair market value of $600 (or $0.001 per share); (iv) in exchange for $5,000 of debt, we offered and sold to an individual 650,000 shares of common stock with a fair market value of $650 (or $0.001 per share) and warrants to purchase 400,000 shares of common stock at $0.15 per share, exercisable over three years; (v) in exchange for $10,000 in cash, we offered and sold to an individual 1,500,000 shares of common stock with a fair market value of $1,500 (or $0.001 per share) and warrants to purchase 200,000 shares of common stock at $0.15 per share, exercisable over five years; (vi) in exchange for $10,000 in cash, we offered and sold to an individual 1,000,000 shares of common stock with a fair market value of $1,000 (or $0.001 per share) and warrants to purchase 200,000 shares of common stock at $0.15 per share, exercisable over five years; (vii) in exchange for $5,000 in cash, we offered and sold to an individual 500,000 shares of common stock with a fair market value of $500 (or $0.001 per share) and warrants to purchase 100,000 shares of common stock at $0.15 per share, exercisable over five years; (viii) in exchange for $5,000 in cash, we offered and sold to an individual 500,000 shares of common stock with a fair market value of $500 (or $0.001 per share) and warrants to purchase 100,000 shares of common stock at $0.15 per share, exercisable over five years; (ix) in exchange for $5,000 in cash, we offered and sold to an individual 750,000 shares of common stock with a fair market value of $750 (or $0.001 per share) and warrants to purchase 200,000 shares of common stock at $0.15 per share, exercisable over five years; (x) in exchange for $20,000 in cash, we offered and sold to an individual 2,000,000 shares of common stock with a fair market value of $2,000 (or $0.001 per share) and warrants to purchase 400,000 shares of common stock at $0.15 per share, exercisable over five years; (xi) in exchange for $5,000 in cash, we offered and sold to an individual 500,000 shares of common stock with a fair market value of $500 (or $0.001 per share) and warrants to purchase 100,000 shares of common stock at $0.15 per share, exercisable over five years; (xii) in exchange for $5,000 in cash, we offered and sold to an individual 500,000 shares of common stock with a fair market value of $500 (or $0.001 per share) and warrants to purchase 100,000 shares of common stock at $0.15 per share, exercisable over five years; (xiii) in exchange for $5,000 in cash, we offered and sold to an individual 500,000 shares of common stock with a fair market value of $500 (or $0.001 per share) and warrants to purchase 100,000 shares of common stock at $0.15 per share, exercisable over five years; (xiv) in exchange for $5,000 in cash, we offered and sold to an individual 500,000 shares of common stock with a fair market value of $500 (or $0.001 per share) and warrants to purchase 100,000 shares of common stock at $0.15 per share, exercisable over five years; (xv) in exchange for professional services, we offered and sold to an individual 140,000 shares of common stock with a fair market value of $140 (or $0.001 per share); (xvi) in exchange for services, we offered and sold to an entity 5,000,000 shares of common stock with a fair market value of $5,000 (or $0.001 per share); (xvii) in exchange for $10,000 of debt, we offered and sold to an individual 1,000,000 shares of common stock with a fair market value of $1,000 (or $0.001 per share) and warrants to purchase 200,000 shares of common stock at $0.15 per share, exercisable over five years; (xviii) in exchange for $10,000 in debt, we offered and sold to an individual 1,460,000 shares of common stock with a fair market value of $1,460 (or $0.001 per share) and warrants to purchase 200,000 shares of common stock at $0.15 per share, exercisable over five years; (xix) in exchange for $100,000 in cash, we offered and sold to an individual 4,000,000 shares of common stock with a fair market value of $4,000 (or $0.001 per share) and warrants to purchase 400,000 shares of common stock at $0.15 per share, exercisable over three years; (xx) in exchange for $100,000 in cash, we offered and sold to an individual 4,000,000 shares of common stock with a fair market value of $1,000 (or $0.001 per share) and warrants to purchase 400,000 shares of common stock at $0.15 per share, exercisable over three years; and (xxi) in exchange for $25,000 of debt, we offered and sold to an individual 1,000,000 shares of common stock with a fair market value of $1,000 (or $0.001 per share) and warrants to purchase 400,000 shares of common stock at $0.15 per share, exercisable over three years. The offer and sale of such shares of our common stock and warrants is being effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) each investor was provided with certain disclosure materials and all other information requested with respect to our company; (d) each investor acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

In September 2014, (i) in exchange for $15,000 in cash, we offered and sold to an individual 1,000,000 shares of common stock with a fair market value of $1,000 (or $0.001 per share) and warrants to purchase 150,000 shares of common stock at $0.15 per share, exercisable over three years; (ii) in exchange for $10,000 in cash, we offered and sold to an individual 666,670 shares of common stock with a fair market value of $666.67 (or $0.001 per share) and warrants to purchase 100,000 shares of common stock at $0.15 per share, exercisable over three years; (iii) in exchange for $15,000 in cash, we offered and sold to an individual 1,000,000 shares of common stock with a fair market value of $1,000 (or $0.001 per share) and warrants to purchase 150,000 shares of common stock at $0.15 per share, exercisable over three years; (iv) in exchange for $10,000 in cash, we offered and sold to an individual 666,670 shares of common stock with a fair market value of $666.67 (or $0.001 per share) and warrants to purchase 100,000 shares of common stock at $0.15 per share, exercisable over three years; (v) in exchange for $5,000 in cash, we offered and sold to a trust 500,000 shares of common stock with a fair market value of $500 (or $0.001 per share) and warrants to purchase 100,000 shares of common stock at $0.15 per share, exercisable over five years; and (vi) in exchange for $8,500 in debt, we offered and sold to an individual 1,216,856 shares of common stock with a fair market value of $1,216.86 (or $0.001 per share) and warrants to purchase 200,000 shares of common stock at $0.15 per share, exercisable over five years. The offer and sale of such shares of our common stock and warrants is being effected in reliance upon the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act, based upon the following: (a) each investor confirmed to us that the investor was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to each offering; (c) each investor was provided with certain disclosure materials and all other information requested with respect to our company; (d) each investor acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 6. Exhibits

See the Exhibit Index attached hereto following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Smoky Market Foods, Inc.

December 11, 2014	By:	/s/ Edward C. Feintech
Date		Edward C. Feintech, President & Chief Executive Officer

December 11, 2014	By:	/s/ Shane Campbell
Date		Shane Campbell Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Incorporated by Reference/ Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

